Form 10-Q
period 2025-06-30
Omada Health, Inc.
filed 2025-08-08
CIK 1611115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-42679
Omada Health, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	45-2355015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 Gateway Blvd, Suite 120 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
(888) 987-8337
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	OMDA	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The registrant had 57,574,921 shares of common stock, $0.001 par value per share, outstanding as of August 5, 2025.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations, or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Omada Health platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success of our business model, our market opportunity, our ability to scale our business and expand internationally, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions in relation to any such legal and regulatory requirements. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as other documents that may be filed by us from time to time with the U.S. Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made available. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

Item 1. Financial Statements (unaudited)
OMADA HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data, unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$223,146	$76,392
Accounts receivable, net (1)	33,287	23,417
Inventory	3,469	3,296
Deferred commissions, current	3,453	3,017
Prepaid expenses and other current assets	7,750	6,937
Total current assets	271,105	113,059
Property and equipment, net	6,484	5,625
Operating lease right-of-use asset	65	447
Deferred commissions, non-current	8,552	9,214
Intangible assets, net	3,291	4,263
Goodwill	13,240	13,240
Other assets	234	5,044
Total assets	$302,971	$150,892

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities
Accounts payable	$7,403	$4,168
Accrued expenses and other current liabilities (2)	25,060	29,840
Operating lease liability, current	-	415
Deferred revenue (3)	25,525	19,530
Total current liabilities	57,988	53,953
Long term debt	29,966	29,771
Warrant liabilities, non-current	430	2,252
Other liabilities, non-current	373	285
Total liabilities	88,757	86,261
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value per share; no shares and 120,689 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares and 118,219 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively, net of issuance costs	-	449,034
Stockholders' equity (deficit)
Common stock, $0.001 par value per share; 750,000 and 181,500 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 57,321 and 8,157 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	56	8
Additional paid-in capital	672,883	59,555
Accumulated deficit	(458,725)	(443,966)
Total stockholders' equity (deficit)	214,214	(384,403)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$302,971	$150,892
(1)Includes amounts from a related party of $15.1 million and $13.2 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes amounts from a related party of $3.9 million and $2.2 million as of June 30, 2025 and December 31, 2024, respectively.
(3)Includes amounts from a related party of $18.7 million and $13.2 million as of June 30, 2025 and December 31, 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per-share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Services (1)	$56,960	$38,351	$106,456	$70,255
Hardware (2)	4,411	2,861	9,878	6,052
Total revenue	61,371	41,212	116,334	76,307
Cost of revenue				-
Services (3)	12,673	10,759	25,417	21,055
Hardware	8,392	5,619	18,711	13,070
Total cost of revenue	21,065	16,378	44,128	34,125
Gross profit	40,306	24,834	72,206	42,182
Operating expenses
Research and development (4)	10,024	8,987	18,830	17,883
Sales and marketing (5)	22,318	15,191	42,488	32,387
General and administrative (6)	12,308	10,693	23,628	19,942
Total operating expenses	44,650	34,871	84,946	70,212
Operating loss	(4,344)	(10,037)	(12,740)	(28,030)
Other expense, net				-
Interest expense	1,094	1,132	2,168	2,262
Interest income	(863)	(85)	(1,405)	(614)
Change in fair value of warrant liabilities	736	(392)	1,256	(17)
Total other expense, net	967	655	2,019	1,631
Loss before provision for income taxes	(5,311)	(10,692)	(14,759)	(29,661)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(5,311)	$(10,692)	$(14,759)	$(29,661)

Net loss per share - basic and diluted	$(0.24)	$(1.40)	$(0.98)	$(3.92)

Weighted-average shares outstanding - basic and diluted	21,971	7,649	15,107	7,571
(1)Includes amounts from a related party of $36.5 million and $21.2 million for the three months ended June 30, 2025 and 2024, respectively and $66.4 million and $38.6 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes amounts from a related party of $2.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively and $6.0 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Includes amounts from a related party of $1.2 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively and $2.4 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.
(4)Includes amounts from a related party of $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively and $1.0 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.
(5)Includes amounts from a related party of $6.6 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively and $12.2 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.
(6)Includes amounts from a related party of $0.4 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively and $0.7 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Three and Six Months Ended June 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	118,219	$449,034	8,157	$8	$59,555	$(443,966)	$(384,403)
Issuance of common stock upon exercise of stock options	-	-	205	-	919	-	919
Share-based compensation expense	-	-	-	-	2,883	-	2,883
Net loss and comprehensive loss	-	-	-	-	-	(9,448)	(9,448)
Balance as of March 31, 2025	118,219	$449,034	8,362	$8	$63,357	$(453,414)	$(390,049)
Issuance of common stock upon exercise of stock options	-	-	392	-	2,989	-	2,989
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	-	-	9,085	9	151,591	-	151,600
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(118,446)	(452,112)	39,482	39	452,073	-	452,112
Automatic cashless exercise of all outstanding Series B redeemable convertible preferred stock warrants	92	493	-	-	-	-	-
Cashless exercise of all outstanding Series D redeemable convertible preferred stock warrants	135	2,585	-	-	-	-	-
Share-based compensation expense	-	-	-	-	2,873	-	2,873
Net loss and comprehensive loss	-	-	-	-	-	(5,311)	(5,311)
Balance as of June 30, 2025	-	$-	57,321	$56	$672,883	$(458,725)	$214,214

	Three and Six Months Ended June 30, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	118,219	$449,034	7,388	$7	$46,710	$(396,829)	$(350,112)
Issuance of common stock upon exercise of stock options	-	-	216	-	988	-	988
Share-based compensation expense	-	-	-	-	2,887	-	2,887
Net loss and comprehensive loss	-	-	-	-	-	(18,969)	(18,969)
Balance as of March 31, 2024	118,219	$449,034	7,604	$7	$50,585	$(415,798)	$(365,206)
Issuance of common stock upon exercise of stock options	-	-	113	-	391	-	391
Share-based compensation expense	-	-	-	-	2,106	-	2,106
Net loss and comprehensive loss	-	-	-	-	-	(10,692)	(10,692)
Balance as of June 30, 2024	118,219	$449,034	7,717	$7	$53,082	$(426,490)	$(373,401)
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(14,759)	$(29,661)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,685	2,296
Share-based compensation	5,674	4,948
Loss on disposal of property and equipment	2	1
Amortization of debt issuance costs	252	193
Non-cash operating lease expense	382	358
Change in fair value of warrants	1,256	(17)
Provision for credit losses (1)	490	489
Amortization of deferred commissions	1,561	1,208
Changes in operating assets and liabilities
Accounts receivable (2)	(10,360)	(9,834)
Inventory	(173)	1,487
Prepaid expenses and other current assets	(870)	(495)
Deferred commissions	(1,423)	(3,661)
Other non-current assets	118	210
Accounts payable	1,016	(1,170)
Operating lease liabilities	(415)	(381)
Accrued expenses and other current liabilities (3)	(4,780)	(3,061)
Deferred revenue (4)	5,995	8,252
Other non-current liabilities	89	90
Net cash used in operating activities	(13,260)	(28,748)

Investing activities
Purchases of property and equipment	(586)	(336)
Capitalized internal-use software costs	(1,913)	(1,490)
Net cash used in investing activities	(2,499)	(1,826)

Financing activities
Proceeds from exercise of stock options	3,908	1,379
Payment of deferred offering costs	(1,927)	(2,277)
Proceeds from initial public offering, net of underwriting discounts and commissions	160,532	-
Net cash provided by (used in) financing activities	162,513	(898)

Net increase (decrease) in cash and cash equivalents	146,754	(31,472)
Cash and cash equivalents at beginning of period	76,392	115,643
Cash and cash equivalents at end of period	$223,146	$84,171
(1)Includes changes in related party balances of $(0.3) million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes changes in related party balances of $1.9 million and $5.5 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Includes changes in related party balances of $1.7 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.
(4)Includes changes in related party balances of $5.5 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,824	$1,942

Supplemental disclosure of noncash investing and financing activities
Share-based compensation expense capitalized in internal-use software	$82	$45
Unpaid deferred offering costs included in accounts payable	2,356	661
Unpaid property and equipment included in accounts payable	59	-
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series B redeemable convertible preferred stock warrant exercise	493	-
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series D redeemable convertible preferred stock warrant exercise	2,585	-
Conversion of redeemable convertible preferred stock in connection with initial public offering	452,112	-

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Description of Business
Omada Health, Inc. (together with its subsidiary and consolidated professional corporation, the “Company” or “Omada”) offers cardiometabolic programs for prediabetes, diabetes, and hypertension; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in its cardiometabolic programs (“GLP-1 Care Tracks”); and behavioral health support across all programs. The Company was incorporated in the State of Delaware in April 2011, and its primary office is located in South San Francisco, California. The Company has a remote-first flexible work policy, which provides support and opportunities for employees to work remotely or in an office.
2.Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of Omada Health Inc., its subsidiary, Physera, Inc., and a professional corporation, Physera Physical Therapy Group, PC (“PPTG” or the “professional corporation”), which was determined to be a variable interest entity (“VIE”) for which Omada is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in the opinion of management, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods but are not necessarily indicative of the results expected for the full year or any other period.
These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes included in the final prospectus the Company filed with the U.S. Securities and Exchange Commission pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”), on June 9, 2025 (the “Prospectus”).
Variable Interest Entity
The Company determines at the inception of each arrangement whether an entity in which the Company has made an investment or in which the Company has other variable interests is considered a VIE. The professional corporation is considered a VIE since it does not have sufficient equity to finance its activities without additional subordinated financial support. An enterprise having a controlling financial interest in a VIE must consolidate the VIE if it is considered the primary beneficiary, which is described as having both (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE.
The condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include assets of the consolidated VIE, which can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE. As of June 30, 2025, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.6 million, and liabilities of the consolidated VIE totaled $0.2 million. As of December 31, 2024, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.9 million, and liabilities of the consolidated VIE totaled $0.2 million.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Reverse Stock Split
On May 27, 2025, the Company amended its restated certificate of incorporation, as amended, to effect a reverse stock split of shares of the Company’s common stock on a one-for-three basis (the “Reverse Stock Split”). The common stock warrants and options to purchase common stock were subsequently adjusted as a result of the Reverse Stock Split. All impacted share and per-share information included in these consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split. In connection with the one-for-three reverse split of the Company’s common stock effected on May 27, 2025, the conversion price for each series of the Company’s redeemable convertible preferred stock was adjusted such that each share of redeemable convertible preferred stock became convertible into one-third of a share of the Company’s common stock.
Initial Public Offering
On June 9, 2025, the Company completed its initial public offering (the “IPO”) of 9,085,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase from the Company 1,185,000 shares of the Company’s common stock, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $172.6 million and the net proceeds amounted to $151.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, including shares of redeemable convertible preferred stock issued upon the exercise of Series B and Series D redeemable convertible preferred stock warrants, converted into one-third of a share of the Company’s common stock (see Note 7 for additional information).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the reporting period. The Company’s significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, determining standalone selling price for performance obligations in contracts with customers and variable consideration, the period of benefit for deferred commissions, the fair value of common stock warrants, the fair value of redeemable convertible preferred stock warrants, the valuation and assumptions underlying share-based compensation including the per-share fair value of the Company’s common stock prior to the Company’s IPO, the assessment of useful life and recoverability of long-lived assets, and the valuation of deferred tax assets, reserves for uncertain tax positions. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from the audited consolidated financial statements for the fiscal year ended December 31, 2024, included in the Prospectus.
Segment and Geographic Information
The Company considers operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information on a consolidated basis to make decisions about how to allocate resources and how to measure the Company’s performance. The Company has determined that it has one operating and reportable segment (refer to Note 10 for additional information).

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Concentrations of Credit Risk and Significant Customers and Channel Partners
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations.
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers and channel partners to which the Company makes substantial sales. Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of June 30, 2025 and December 31, 2024 or 10% or more of revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Partner A	27%	29%	32%	37%	31%	37%
Partner B	19%	28%	33%	18%	32%	18%
Partner A and Partner B are each affiliates of The Cigna Group (refer to Note 9 for additional information).

Fair Value of Financial Instruments
Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash and cash equivalents are recorded at cost, which approximates fair value. Additionally, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short-term nature.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1 inputs: Quoted prices for identical assets and liabilities in active markets.
Level 2 inputs: Assets and liabilities based on observable market data for similar instruments, such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.
Level 3 inputs: Unobservable inputs reflecting the Company’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require judgment.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.
Contract Assets
Contract assets include amounts related to the Company’s enforceable right to consideration for completed performance obligations that cannot be invoiced yet under the terms of the contract. Contract assets relate primarily to hardware revenue that is recognized upon shipment and has not yet been invoiced. The contract assets are transferred to accounts receivable, net when the rights become unconditional. As of June 30, 2025 and December 31, 2024, the Company had $0.8 million and $0.5 million short-term contract assets, respectively, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of the delivery or completion of the services. Deferred revenue associated with upfront payments for enrollment is generally recognized over the estimated benefit period to the member of twelve months. As of June 30, 2025 and December 31, 2024, deferred revenue was classified as a current liability based on the anticipated recognition period of twelve months or less. During the six months ended June 30, 2025, the Company recognized revenue of $15.0 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting, and other fees and costs relating to the IPO are capitalized within other assets on the condensed consolidated balance sheets. The deferred offering costs were offset against the proceeds received by the Company upon the closing of the IPO. At the closing of the IPO, $9.0 million of deferred offering costs were reclassified to additional paid-in capital within stockholders' equity (deficit) and $4.8 million of IPO costs were deferred and capitalized as of December 31, 2024.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU may be applied on a prospective or retrospective application basis and are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statement disclosures.
3.Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$207,831	$-	$-	$207,831
Total	$207,831	$-	$-	$207,831
Liabilities
Warrant liabilities	$-	$-	$430	$430
Total	$-	$-	$430	$430

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$64,501	$-	$-	$64,501
Total	$64,501	$-	$-	$64,501
Liabilities
Warrant liabilities	$-	$-	$2,252	$2,252
Total	$-	$-	$2,252	$2,252
Level 3 liabilities that are measured at fair value on a recurring basis consist of redeemable convertible preferred stock warrant liabilities and common stock warrant liabilities associated with warrants issued in connection with the Company’s financing arrangements (refer to Note 5 and Note 7 for additional information). The Company’s previously outstanding Series B redeemable convertible preferred stock warrants were automatically cashless exercised on May 19, 2025, and the Company’s previously outstanding Series D redeemable convertible preferred stock warrants were cashless exercised on June 9, 2025. The shares of Series B and Series D redeemable convertible preferred stock issued in connection with such warrant exercises were subsequently converted into shares of the Company’s common stock in connection with the IPO, on June 9, 2025. Accordingly, no preferred stock warrant liabilities remained outstanding as of June 30, 2025.
The fair values of the outstanding common warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, and the expected volatility of the underlying stock. The carrying value of long-term debt approximates its fair value based on Level 2 inputs as the principal amounts outstanding are subject to variable interest rates that are based on market rates (see Note 5 for additional information).
The following tables present the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

As of June 30, 2025
Common
Stock price	$18.30
Exercise price	$3.24
Remaining term (in years)	2.2
Risk-free interest rate	3.72%
Expected volatility	63%
Expected dividend yield	0%

	As of December 31, 2024
	Series B	Series D	Common
Stock price	$3.41	$4.55	$7.68
Exercise price	$1.18	$5.04	$3.24
Remaining term (in years)	1.0	5.4	2.7
Risk-free interest rate	4.21%	4.38%	4.27%
Expected volatility	67%	66%	66%
Expected dividend yield	0%	0%	0%

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth a summary of changes in fair value of Level 3 liabilities (in thousands):

Balance as of December 31, 2024	$2,252
Remeasurement of warrant liabilities	520
Balance as of March 31, 2025	2,772
Remeasurement of warrant liabilities	736
Cashless exercise of redeemable convertible preferred stock warrants	(3,078)
Balance as of June 30, 2025	$430

Balance as of December 31, 2023	$2,470
Remeasurement of warrant liabilities	375
Balance as of March 31, 2024	2,845
Remeasurement of warrant liabilities	(392)
Balance as of June 30, 2024	$2,453
The Company recognizes transfers among Level 1, Level 2, and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. There were no transfers between fair value measurement levels during the periods presented.
4.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Billed accounts receivable	$11,251	$9,483
Unbilled accounts receivable	23,454	15,919
Allowance for credit losses	(1,418)	(1,985)
Total accounts receivable, net	$33,287	$23,417
A roll forward of the Company’s allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Balance at beginning of period	$(2,103)	$(738)
Provision for credit losses, net	141	(327)
Other adjustments and write-offs	544	177
Balance at end of period	$(1,418)	$(888)

	Six Months Ended June 30,
	2025	2024
Balance at beginning of period	$(1,985)	$(630)
Provision for credit losses, net	(490)	(489)
Other adjustments and write-offs	1,057	231
Balance at end of period	$(1,418)	$(888)

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Inventory
Inventory is comprised of finished goods inventory. There was no reserve for excess and obsolete inventory recorded as of June 30, 2025 and December 31, 2024.
5.Financing Arrangements
The Company’s financing arrangements consists of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Term loan	$30,000	$30,000
Revolving line of credit	963	963
Debt issuance costs, net	(997)	(1,192)
Long term debt	$29,966	$29,771
MidCap Credit Agreement
In June 2023, the Company entered into a financing agreement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent, MidCap Financial Trust, as term loan servicer, certain funds managed by MidCap, as lenders, and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”) for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million (the “Second Tranche”) available for draw from October 2024 through March 2025 conditional upon achievement of $120.0 million of trailing 12-month revenue (the “Revenue Condition”) and $60.0 million liquidity. On March 7, 2025, the Company entered into an amendment to the MidCap Credit Agreement which, among other things, (i) extended the availability of the Second Tranche until December 31, 2025 and (ii) modified the Revenue Condition to require trailing 12-month revenue of $165.0 million if the Second Tranche is advanced during the first fiscal quarter of 2025, $170.0 million if the Second Tranche is advanced during the second fiscal quarter of 2025, $175.0 million if the Second Tranche is advanced during the third fiscal quarter of 2025, and $180.0 million if the Second Tranche is advanced during the fourth fiscal quarter of 2025. Upon the initial closing date of the MidCap Credit Agreement, the Company drew down on $30.0 million of the MidCap Term Facility and used a portion of the proceeds to repay the outstanding principal balance (including prepayment premium) and accrued interest on a prior credit agreement with Perceptive Credit Holdings, III, LP. The MidCap Term Facility is interest-only for 48 months. At the end of the initial interest-only period, the Company can elect to extend the interest-only period an additional 12 months if the Company meets a certain trailing 12-month revenue level (the “Minimum Net Revenue”) and no event of default has occurred and is continuing. The MidCap Credit Agreement also includes a revolving line of credit facility (the “MidCap Revolving Facility”) allowing for up to $20.0 million in revolving borrowings. The availability of the MidCap Revolving Facility is calculated as a percentage of the Company’s outstanding accounts receivable and inventory balances (“Availability”). The Company is required to maintain a minimum drawn balance on the MidCap Revolving Facility of no less than 20% of Availability, or will be required to pay a fee equal to the MidCap Revolving Facility interest rate on the difference between the amount of revolving loans drawn and 20% of Availability. Upon the initial closing date of the MidCap Credit Agreement, the Company drew $1.0 million on the MidCap Revolving Facility. The maturity date of the MidCap Term Facility and the MidCap Revolving Facility is June 1, 2028.
Interest is charged on any outstanding principal of the MidCap Term Facility at the sum of (i) the one-month forward-looking term SOFR, plus 0.10% (“Adjusted SOFR”), plus 7.00%, subject to a floor of 2.50%. Interest on the MidCap Revolving Facility is charged at the sum of Adjusted SOFR, plus 4.00%, subject to a floor of 2.50%. Both interest rates are reset monthly. The effective interest rate for the three months ended June 30, 2025 and 2024 on the MidCap Term Facility was 13.4% and 14.4%, respectively, and 11.2% and 12.0%, respectively, on the MidCap Revolving Facility. The effective interest rate for the six months ended June 30, 2025 and 2024 on the MidCap Term Facility was 13.4% and 14.4%, respectively, and 11.3% and 12.3%, respectively, on the MidCap Revolving Facility.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A fully nonrefundable origination fee of 1.00% of the $60 million MidCap Term Facility ($0.6 million) was paid upon the effective date of the MidCap Credit Agreement. The Company was also required to pay all of the lender legal fees and out-of-pocket expenses totaling $0.7 million. Additionally, an annual administrative fee of 0.25% of the amount borrowed under the MidCap Term Facility is due annually. At the time of final payment of the MidCap Term Facility, the Company will pay a fee of 3% on the amount borrowed under the MidCap Term Facility.
A fully nonrefundable origination fee of 0.5% of the $20 million MidCap Revolving Facility ($0.1 million) was paid upon the closing of the MidCap Credit Agreement. The Company shall pay a collateral management fee of 0.5% per annum on the outstanding balance of the MidCap Revolving Facility, payable monthly in arrears. Additionally, the Company will pay an unused line fee of 0.50% per annum of the average unused portion of the MidCap Revolving Facility, payable monthly in arrears. The Company incurred other debt issuance costs of $0.4 million related to other fees paid to the lender and legal fees incurred by the Company.
In connection with the March 7, 2025 amendment to the MidCap Credit Agreement, the Company incurred debt issuance costs of $0.2 million. As the Company has not borrowed against the Second Tranche modified in the amendment, the debt issuance costs are classified in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2025.
With respect to any prepayment of all or any portion of the outstanding principal amount of MidCap Term Facility, or permanent reduction of the commitments under the MidCap Revolving Facility, a prepayment premium or deferred revolving origination fee, as applicable, will be due as follows: 3% if prepaid or reduced, as applicable, before June 1, 2024, 2% if prepaid or reduced, as applicable, between June 2, 2024 and June 1, 2025, and 1% if prepaid or reduced, as applicable, thereafter.
The MidCap Credit Agreement includes customary covenants for a facility of this type, including monthly reporting requirements and, at any time that liquidity is less than 1.50x the outstanding principal balance of the MidCap Term Facility, a financial covenant to maintain minimum trailing 12-month net revenue levels specified in the MidCap Credit Agreement. The MidCap Credit Agreement also contains various covenants that limit the Company’s ability to, among other things: sell, transfer, lease, or dispose of its assets subject to certain exclusions; create, incur, assume, guarantee, or assume additional indebtedness, other than certain permitted indebtedness; encumber or permit liens on any of its assets other than certain permitted liens; make restricted payments, including paying cash dividends on, repurchasing or making distributions with respect to any of its capital stock; make specified investments; consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates, in each case, subject to certain exceptions, baskets, and thresholds set forth in the MidCap Credit Agreement. As of June 30, 2025 and December 31, 2024, the Company was in compliance with its financial covenants.
Interest expense related to amortization of the debt discount for long-term debt for the three months ended June 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively, and is included in interest expense.
The Company believes that it is probable that it will meet the Minimum Net Revenue and will elect to extend the interest-only period for an additional 12 months. The future maturities of the financing arrangements in aggregate as of June 30, 2025 are as follows (in thousands):

Remainder of 2025	$-
2026	-
2027	-
2028	30,963
Total future payments	30,963
Less: Unamortized debt issuance costs	(997)
Total financing arrangements	$29,966

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 31, 2025, the Company fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility (see Note 13 for additional information).
6.Commitments and Contingencies
Legal Matters
From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not presently a party to any such litigation the outcome of which, the Company believes, if determined adversely to the Company, would individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition.
Indemnification
In the ordinary course of business, the Company includes in its agreements indemnification provisions of varying scope and terms pursuant to which it agrees to indemnify customers, channel partners, suppliers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. The term of these indemnification provisions generally survive the termination of the agreements indefinitely. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. No demands have ever been made upon the Company to provide indemnification under such agreements, and there are no claims under those indemnification terms that the Company is aware of that could have a material effect on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2025 and December 31, 2024.
Other Commitments
Other contractual commitments primarily consist of technology and cloud services related to the Company’s daily business operations. As of June 30, 2025, future minimum payments under the Company’s non-cancellable purchase commitments, for the years ended December 31, were as follows (in thousands):

Remainder of 2025	$4,177
2026	5,060
2027	2,409
2028	703
2029	-
Thereafter	-
Total	$12,349
The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which the Company is contractually obligated. The majority of the Company’s goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of the Company’s expected future cash outflows related to purchases.
In addition to the amounts above, the repayment of outstanding amounts under the MidCap Credit Agreement in an aggregate principal amount of $31.0 million is due on June 1, 2028. Refer to Note 5 for further information regarding the MidCap Credit Agreement. On July 31, 2025, the Company fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility (see Note 13 for additional information).

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.Mezzanine and Stockholders’ Equity (Deficit)
Common and Preferred Stock
In connection with the closing of its IPO, on June 9, 2025, the Company’s restated certificate of incorporation was amended and restated to authorize 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2025.
The total shares of the Company’s common stock reserved for issuance on an as-converted basis are as follows (in thousands):

	As of
	June 30, 2025	December 31, 2024
Redeemable convertible preferred stock	—	39,406
Redeemable convertible preferred stock warrants	—	259
Outstanding RSU's	630	—
Common stock warrants	43	43
Common stock options outstanding	11,981	11,069
Common stock shares available for future grants	10,419	3,294
Shares available for purchase under the ESPP	1,121	—
Total shares of common stock reserved	24,194	$54,071
Redeemable Convertible Preferred Stock
The Company previously issued shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO on June 9, 2025, all 118,218,801 shares of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, excluding shares issued upon the exercise of Series B and Series D convertible redeemable preferred stock warrants disclosed below, converted into an aggregate of 39,406,221 shares of the Company’s common stock (after adjusting the conversion ratios of the redeemable convertible preferred stock to give effect to the Reverse Stock Split), and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Following the IPO and as of June 30, 2025, no shares of redeemable convertible preferred stock were outstanding.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Redeemable Convertible Preferred Stock and Common Stock Warrants
The Company previously issued common and redeemable convertible preferred stock warrants in connection with certain notes payable and debt financing transactions. Common stock warrants outstanding as of June 30, 2025 and redeemable convertible preferred stock warrants and common stock warrants outstanding as of December 31, 2024 are as follows (in thousands, except for per share data):

As of June 30, 2025
Stock Series	Date Issued	Expiration Date	Exercise Price Per Share	Number of Shares	Fair Value
Common	August 29, 2017	August 29, 2027	$3.24	43	$430
Total					$430

As of December 31, 2024
Stock Series	Date Issued	Expiration Date	Exercise Price Per Share	Number of Shares	Fair Value
Series B	May 20, 2015	May 19, 2025	$1.18	118	$273
Series D	May 18, 2020	May 18, 2030	$5.04	660	1,751
Common	August 29, 2017	August 29, 2027	$3.24	43	228
Total					$2,252
In August 2017, the Company issued warrants to purchase common stock in conjunction with a loan and security agreement with Silicon Valley Bank (“SVB”). The number of shares that the holder may purchase is equal to 43,420 and is related to a borrowing under the agreement. The warrants will be automatically exercised under the cashless exercise method upon the expiration date of each respective warrant or upon a cash or public acquisition. The warrants issued allow SVB to acquire shares of common stock at an exercise price of $3.24 per share and expire ten years after issuance. These warrants were concluded to be liabilities accounted for at fair value, using the Black-Scholes pricing model, on the date of issuance with subsequent remeasurements recorded in earnings. The fair value on the date of issuance was recorded as warrant liabilities and debt discount. The debt discount was fully amortized upon the debt being repaid in May 2020. The change in fair value for the three and six months ended June 30, 2025 resulted in a loss of $0.1 million and a loss of $0.2 million, respectively, and for the three and six months ended June 30, 2024 was a gain of less than $0.1 million and a loss of $0.1 million, respectively.
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company’s Series B and Series D redeemable convertible preferred stock that were classified as liabilities. The change in fair value of Series B redeemable convertible preferred stock warrants for the three and six months ended June 30, 2025 resulted in a loss of $0.1 and a loss of $0.2 million, respectively, and for the three and six months ended June 30, 2024 resulted in a gain of less than $0.1 million and a loss of less than $0.1 million, respectively. The change in fair value of Series D redeemable convertible preferred stock warrants for the three and six months ended June 30, 2025 was a loss of $0.6 million and a loss of $0.8 million, respectively, and for the three and six months ended June 30, 2024 was a gain of $0.3 million and gain of $0.1 million, respectively.
On May 19, 2025, the Company’s outstanding Series B redeemable convertible preferred stock warrants were automatically cashless exercised upon expiration resulting in the issuance of 92,194 shares of Series B redeemable convertible preferred stock, which subsequently converted into 30,731 shares of common stock immediately prior to the closing of the IPO.
On June 9, 2025, the Company’s Series D redeemable convertible preferred stock warrants were cashless exercised resulting in the issuance of 135,143 shares of Series D redeemable convertible preferred stock which subsequently converted into 45,047 shares of common stock immediately prior to the closing of the IPO.
Following the closing of the IPO, no redeemable convertible preferred stock warrants were outstanding.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.Share-Based Compensation
2011 Equity Incentive Plan
Pursuant to the terms of the 2025 Plan (as defined below), any shares subject to outstanding options originally granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) that terminate, expire, or lapse for any reason without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2025 Plan. In connection with the effectiveness of the 2025 Plan, the 2011 Plan terminated, and no further awards will be granted under the 2011 Plan. However, all outstanding awards will continue to be governed by their existing terms.
2025 Equity Incentive Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1. Under the 2025 Plan, 5,045,541 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2025 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2011 Plan (“Prior Plan Awards”) that become available for issuance under the applicable counting provisions following the effective date of the 2025 Plan and (ii) an annual increase on the first day of each calendar year beginning in calendar year 2026 and ending in calendar year 2035, equal to the lesser of (A) 5% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 15,136,624 shares of common stock may be issued upon the exercise of incentive stock options (“ISOs”). Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2025 Plan. The term of any stock option granted under the 2025 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. In conjunction with the effectiveness of the 2025 Plan, the 2011 Plan terminated, and no further awards will be granted under the 2011 Plan, although all outstanding awards under the 2011 Plan will continue to be governed by their existing terms. As of June 30, 2025, 10,419,368 shares were available for future issuance pursuant to the 2025 Plan.
2025 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1,121,231 shares of the Company’s common stock. The 2025 ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Such payroll deductions will be expressed as a whole number percentage, and the accumulated deductions will be applied to the purchase of shares of common stock on each purchase date. However, a participant may not purchase more than 666 shares of common stock in each offering period and may not subscribe for more than $25,000 in fair market value of shares of common stock (determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period. Unless otherwise determined by the Company's board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first date of an offering or on the purchase date. The length of the offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. The number of shares of the Company's common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2026 and continuing through December 31, 2035, by the lesser of (i) 1% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 6,727,388 shares of common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. As of June 30, 2025, the first offering period under the 2025 ESPP had not commenced.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-based Compensation Expense
A summary of share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Services cost of revenue	$33	$53	$71	$105
Research and development	528	465	1,023	797
Sales and marketing	884	635	1,614	1,367
General and administrative	1,385	926	2,966	2,679
Total share-based compensation expense	$2,830	$2,079	$5,674	$4,948
As of June 30, 2025, there was approximately $22.8 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the weighted-average period of 3.0 years using the straight-line method.
The Company’s RSUs vest based on the terms in the grant agreements and generally vest ratably over a period of between one and four years from the vesting commencement date. During the three and six months ended June 30, 2025, the Company issued 630,000 restricted stock units with weighted-average grant date fair value of $18.85 per share.
As of June 30, 2025, there was approximately $11.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.6 years.
Secondary Stock Transactions
Certain former employees sold no shares and less than 0.1 million shares of the Company’s common stock during each of the three months ended June 30, 2025 and 2024, at purchase prices in excess of the then-current fair market value to existing investors of the Company, respectively.
During the six months ended June 30, 2025 and 2024, certain former employees sold 0.2 million and 0.5 million shares of the Company’s common stock, respectively, at purchase prices in excess of the then-current fair market value to existing investors of the Company.
As a result, the Company recorded $0 and less than $0.1 million in share-based compensation expense during the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $1.0 million in share-based compensation expense during the six months ended June 30, 2025 and 2024, respectively, for the excess of the purchase price paid by these investors over the fair value of shares sold.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.Related Party
Commercial Arrangements with Cigna and its Affiliates
The Company’s customers, channel partners, and vendors include affiliates of The Cigna Group, which beneficially owns more than 5% of the Company’s outstanding capital stock through Cigna Ventures, LLC. The Company has entered into agreements with these affiliates that, among other things, provide for the provision of the Company’s programs to eligible individuals covered by these affiliates and, in certain cases, for the provision of services by such affiliates in connection with the administration of the Company’s programs. The Company also has agreements with these affiliates for the provision of certain benefits provided to the Company’s employees. Pursuant to these agreements, in addition to the amounts disclosed in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows, affiliates of The Cigna Group made payments to the Company of $35.8 million and $21.5 million during the three months ended June 30, 2025 and 2024, respectively, and $66.8 million and $40.7 million during the six months ended June 30, 2025 and 2024, respectively. Additionally, the Company made payments to affiliates of The Cigna Group of $6.2 million and $4.6 million during the three months ended June 30, 2025 and 2024, respectively, and $11.0 million and $8.2 million during the six months ended June 30, 2025 and 2024, respectively.
10.Segment Reporting
The Company has one operating and reportable segment, which includes all virtual care program product offerings. The CODM manages the allocation of resources and assesses performance at the operating segment level.
The CODM reviews information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM assesses performance and decides how to allocate resources based on components reported on the condensed consolidated statement of operations including consolidated net loss. The CODM uses net loss to evaluate the return on assets and to determine investment opportunities related to development of new virtual care service offerings, new technologies, and platform enhancements. The CODM also uses net loss to monitor budget versus actual results.
The Company’s segment net loss and significant expenses for the three and six months ended June 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$61,371	$41,212	$116,334	$76,307
Cost of revenue (1)	21,065	16,378	44,128	34,125
Employee compensation (2)	32,194	26,824	60,914	54,671
Other segment items (3)	13,423	8,702	26,051	17,172
Consolidated net loss from operations	$(5,311)	$(10,692)	$(14,759)	$(29,661)
(1)Depreciation and amortization included in cost of revenue was $1.2 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Employee compensation is part of research and development, sales and marketing and general and administrative expenses and includes salaries, share-based compensation expense, sales commissions, employee bonuses, benefits, and other employee related expenses.
(3)Other segment items include third-party consulting services and professional services, software and infrastructure, hosting, marketing and advertising, and other income and other expenses.
All of the Company’s long-lived assets were located in the U.S., and all revenue was earned in the U.S. as of December 31, 2024 and for the three and six months ended June 30, 2025 and 2024.
11.Income Taxes
The Company’s geographical distribution of its losses before provision for income taxes during each period relates to the U.S. The Company did not record a provision for income tax expense or benefit for the three and six months ended June 30, 2025 and 2024.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12.Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(5,311)	$(10,692)	$(14,759)	$(29,661)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	21,971	7,649	15,107	7,571
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(1.40)	$(0.98)	$(3.92)
As the Company was in a loss position for the three and six months ended June 30, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per-share calculations because they would have been anti-dilutive were as follows (in thousands):

	As of June 30,
	2025	2024
Redeemable convertible preferred stock on an as-converted basis	-	39,406
Common stock options outstanding	11,981	11,069
RSUs outstanding	630	-
Redeemable convertible preferred stock warrants on an as-converted basis	-	259
Common stock warrants	43	43
Total	12,654	50,777
13. Subsequent Events
The Company has evaluated subsequent events for recognition and measurement purposes through August 8, 2025, which is the date the condensed consolidated financial statements were available to be issued.
On July 31, 2025, the Company fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively, ahead of their contractual maturity on June 1, 2028.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
Our mission is to bend the curve. Our hope is that, one day, tomorrow’s epidemiologists will notice a bend in disease curves, wonder what might be happening, and conclude that part of that impact has been Omada. As part of that mission, we strive to inspire and enable people to make lasting health changes on their own terms. We deliver virtual care between doctor’s visits, providing an engaging, personalized, and integrated experience for our members that is designed to improve their health while delivering value for the employers, health plans, health systems, pharmacy benefit managers (“PBMs”), and other entities that cover the cost of our programs.
Our virtual care programs are rooted in evidence and combine relationship-based, human-led clinical care with purpose-built technology. We call this approach Compassionate Intelligence. We work to develop trust with each member and use technology to help us personalize their experience, enabling us to unlock results at scale.
We sell our programs to customers that cover the cost for covered individuals. Our customers include employers that cover our programs for their employees and their dependents, health systems that cover our programs for patients, and any other entity that is financially responsible for costs of our programs for a population of covered lives. We also work closely with health plans and PBMs that either cover our programs for a portion of their members as our customers or act as channel partners reselling our programs to their own end customers. Our channel partners’ end customers typically consist of employers that cover our programs for their employees and their dependents. In general, our customers cover the cost of our programs for our members, except that members in our physical therapy program may incur copays, coinsurance, or deductibles, depending on plan design, much like in-person physical therapy.
We launched our initial program in diabetes prevention and weight health in 2012, with the goal of showing that a virtual program could achieve the same clinical results as its in-person archetype. Through feedback from our customers, channel partners, members, and the market at large, we then recognized the need to create an integrated, multi-condition care platform to address multiple, commonly comorbid, chronic conditions. Today, we offer cardiometabolic programs for prediabetes, diabetes, and hypertension; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in our cardiometabolic programs (“GLP-1 Care Tracks”); and behavioral health support across all programs. As we have expanded, we have kept our integrated human and technology approach at the center of our business model and have continued to base our program design on clinically validated evidence.
Since our founding, our programs have had a meaningful, positive impact. As of June 30, 2025, we had over 752,000 total members enrolled in one or more programs. We count a member as enrolled in a program to the extent their participation was billed at least once in the preceding 12 months. We believe our programs serve a clear need for our customers and channel partners as well as our members, which is reinforced by our strong customer satisfaction and member engagement rates. We consider members to be still engaged after one year or two years in the program if, during their twelfth or twenty-fourth month of program participation in a cardiometabolic program, they complete at least one interaction with us, such as logging in or interacting with the Omada mobile app, sending messages to Omada Care Team members, or recording metrics such as weight, blood pressure, or blood glucose values.
Our History
Since launching our first program in 2012, we observed a demand from our customers and channel partners for us to expand beyond diabetes prevention and weight management and into other conditions, such as the treatment and management of diabetes, hypertension, and MSK conditions. The significant overlap across these chronic conditions created a natural growth avenue by enabling a coordinated, context-informed care approach across conditions.
•Omada for Prevention & Weight Health: Omada for Prevention & Weight Health, our first program launched in 2012, focuses on prediabetes and weight management, two critical elements of preventing diabetes and heart disease. Informed by guidelines and recommendations set by the U.S. Preventive Services Task Force and the Centers for Disease Control and Prevention (the “CDC”), the goal of the program is to enable members to lose weight, maintain a healthy weight, and increase physical activity. We pair members with a dedicated health coach for the entirety of their experience and support them with a connected scale, a personalized learning path, and support from peer groups to build community.
In 2018, demand from customers and channel partners, member need, and clinically appropriate interventions came together in an opportunity to expand our offering to support members with diabetes and hypertension leveraging our existing, flexible platform. Considering this market need and feedback, we decided to launch Omada for Diabetes, Omada for Hypertension, and the combined Omada for Diabetes and Hypertension programs. We refer to these, along with our Omada Prevention & Weight Health program, as our cardiometabolic programs.
•Omada for Diabetes: Launched in 2018, Omada for Diabetes is designed to help members with type 1 or type 2 diabetes achieve stable blood glucose levels and meet and reach their goals for reducing hemoglobin A1C (“A1C”) (a measure of blood glucose levels over the past three months) based in part on treatment guidelines from the American Diabetes Association. Because most people with type 2 diabetes have obesity or are overweight, we also support members with reaching and maintaining a healthy weight through modifications in diet, exercise, and other behaviors. Members are paired with a dedicated, professionally trained health coach who acts as their primary contact, except in the case of members living with type 1 diabetes, whose primary contact is a Certified Diabetes Care and Education Specialist. Care Teams for members with type 2 diabetes also include a Certified Diabetes Care and Education Specialist, in addition to the member’s primary contact. Members are also provided with connected third-party devices based on their needs, which can include a connected scale and a blood glucose meter. We can also facilitate prescriptions for connected glucose monitor sensors at certain points in the program through a third-party care partner to improve understanding of behavior and blood glucose levels. As in our Prevention & Weight Health program, members are engaged with a personalized learning path and supported by peer groups.
•Omada for Hypertension: Launched in 2018, Omada for Hypertension is designed to help reduce members’ blood pressure and help them maintain healthy blood pressure based on clinical protocols recommended by the American Medical Association, the American College of Cardiology, and the American Heart Association. As with type 2 diabetes, hypertension is often comorbid with obesity. We help members in need of weight management support in reaching and maintaining a healthy weight through modifications to diet, exercise, and other behaviors. Members are paired with a dedicated, professionally trained health coach and a Certified Diabetes Care and Education Specialist who provide support and resources to improve blood pressure control through connected blood pressure monitors, secure asynchronous messaging, and group board discussions, as well as frequent and proactive check-ins. As in our Prevention & Weight Health program, members are engaged with a personalized learning path and supported by peer groups.
•Omada for MSK: Launched in 2020, Omada for MSK connects individuals to licensed physical therapists for consultation and virtual treatment. Our program provides members access to treatment in as little as 24 hours from enrollment. We match clinically eligible patients with a dedicated physical therapist and provide ongoing access through video visits and asynchronous chat. Omada-affiliated physical therapists assign evidence-based treatment exercises and stretches to members, and the program helps members complete their prescribed care path at the recommended cadence. Physical therapists can assess patient progress through form analysis (by video), range of motion (by computer vision technology), and patient reports (in-app feedback). Members can also access an individualized education curriculum to help build healthy habits that support recovery and long-term health. Our education library includes hundreds of pieces of content, ranging from articles to interactive media and videos.
•Omada GLP-1 Care Tracks: First launched in 2023, the initial version of Omada’s GLP-1 Care Track, currently embedded in our cardiometabolic programs, is designed to support members on a GLP-1 therapy—while also engaged in one of those programs—to enable their success before, during, and after GLP-1 therapy. Omada does not develop or prescribe GLP-1 therapies. Rather, our GLP-1 Care Tracks are intended to build and enhance outcomes from the combination of our virtual programs and the member’s medication, with the ultimate goal of supporting members to achieve and maintain weight loss long-term—even after they decide to discontinue GLP-1 therapy. While the initial version of our GLP-1 Care Track is embedded in each of our cardiometabolic programs, customers and channel partners are also able to purchase an enhanced version (the “Enhanced GLP-1 Care Track”), which includes more specialized programming and support.

Business Model Overview
We have experienced strong growth since our inception. Revenue increased 49% to $61.4 million from $41.2 million for the three months ended June 30, 2025 and 2024, respectively, and increased 52% to $116.3 million from $76.3 million for the six months ended June 30, 2025 and 2024, respectively. We incurred net losses of $5.3 million and $10.7 million for the three months ended June 30, 2025 and 2024, respectively, and $14.8 million and $29.7 million for the six months ended June 30, 2025 and 2024, respectively.
We sell our programs to customers that cover the cost for covered individuals. Our customers include employers that cover our programs for their employees and their dependents, health systems that cover our programs for patients, and any other entity that is financially responsible for costs of our programs for a population of covered lives. We also work closely with health plans and PBMs that either cover our programs for a portion of their members as our customers or act as channel partners reselling our programs to their own end customers. Our channel partners’ end customers typically consist of employers that cover our programs for their employees and their dependents. In general, our customers cover the cost of our programs for our members, except that members in our physical therapy program may incur copays, coinsurance, or deductibles, depending on plan design, much like in-person physical therapy.
We generate revenue from sales to our customers and channel partners for the services that we provide to members. We generate services revenue by providing access to our programs for prevention & weight health, diabetes, hypertension, and MSK conditions and hardware revenue from connected third-party devices, which are provided to the member upon enrollment in our cardiometabolic programs. Upfront payments or billings received from customers and channel partners are initially recorded as deferred revenue on the balance sheet and recognized as revenue as we fulfill our obligations.
Go-To-Market Strategy
Our go-to-market strategy follows a business-to-business-to-consumer (“B2B2C”) motion, and as of June 30, 2025, we had over 752,000 total members enrolled in one or more programs that were billable in the preceding 12 months. We sell primarily to employers, who either contract with Omada directly or obtain access to our programs through a channel partner, such as a health plan or PBM, and a key part of our go-to-market strategy is winning new employer contracts during the annual benefits selling season. During that time, our sales and marketing team engages with human resources professionals, benefits managers, and decision makers across various industries to sign up new customers. We sell our programs directly to customers and through channel partners. This selling season typically spans from late spring to early fall, aligning implementation with benefits enrollment schedules and allowing us to launch our products for customers at the start of the following year.
The remainder of our revenue is derived from our inclusion as a benefit in fully insured health plans, from PBMs through specific therapeutic programs, or via health systems that assume the cost of care for their patients. We leverage our partner sales team, which engages with health plans and PBMs, to identify new, and expand existing, partner channels through which we can sell directly to partners’ end customers or access and enroll their members.
Enrollment and Outreach
After a customer or channel partner contracts with us, we collaborate to support enrollment of covered employees or dependents, covered health plan or PBM members, or patients. Our customer experience and partner management teams, account executives, and engineering and product teams work together to support technical implementation and launch of outreach communications before members begin enrolling into our programs. We work with our customers and channel partners to increase awareness through outreach campaigns designed to inform eligible members of their ability to join the respective Omada program. Outreach campaigns can be led by the customer or channel partner or led by Omada, leveraging our preferred methods and materials. The cost of our enrollment and outreach teams are recognized primarily within sales and marketing expense.

Care Team and Devices
Once a member enrolls in an Omada program, we support the member with an Omada Care Team and our member-facing application, and we provide the member with a set of connected third-party devices. Each Care Team consists of a primary health coach or specialist, additional relevant specialists where applicable, and/or a licensed physical therapist, depending on the program. Member Support Agents also provide device and platform support to members across all programs, via phone, email, and self-service support articles. The connected third-party devices supplied in connection with our programs can include scales, blood pressure monitors, blood glucose monitors, and continuous glucose monitors. The cost of our Care Team and our connected third-party devices are all recognized within cost of revenue.
Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
Acquisition of New Customers and Channel Partners
We believe there is substantial opportunity to further grow our base of customers and channel partners in our large addressable market. Historically, we have relied on a limited number of customers and channel partners, including employers, health plans, PBMs, health systems, and government entities, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers, which can limit an end customer’s ability to continue purchasing our programs if the customer no longer works with a particular channel partner. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers.
We seek to grow our business by acquiring more covered lives across multiple buyer categories: selling to new customers and channel partners as well as expanding within our existing channel partners to new lines of business. Our diverse go-to-market strategy affords us flexibility to pursue growth via multiple distinct channels, including through new channels and in lines of business where we have yet to place significant focus, such as Medicare Advantage.
Customer and Channel Partner Retention
Our ability to increase revenue depends on maintaining relationships with customers and channel partners over time, driving both renewal revenue and expansion revenue as customers and channel partners add new programs to provide to their member base. We have invested and plan to continue to invest across our data, analytics, operations, and customer success capabilities to build the infrastructure that supports our go-to-market approach.
Program Expansion within Existing Customer Base
We believe that the ability to grow the share of revenue that we generate from existing customers is a key driver of long-term growth. We have seen significant expansion over time as existing customers and channel partners have added our newer Diabetes and Hypertension programs, and we remain focused on driving multi-program adoption as a key growth lever. We believe there is still opportunity to continue multi-condition expansion.
Member Enrollment
Having served over one million members since launch, there is still significant opportunity to enroll more members. We are focused on achieving higher enrollment rates by helping more customers and channel partners adopt our outreach best practices, including enabling Omada-led outreach campaigns, implementing strategies to reach individuals with known risk, and evaluating new enrollment strategies and channels.

Member Engagement and Outcomes
Member engagement in our programs and the clinical outcomes and cost savings of our offerings affect the market acceptance and adoption of our programs. Most of our customers pay fees to us based on member enrollment and/or engagement with our programs, and our contracts generally may provide that we are obligated to repay a portion of our fees if our programs fail to deliver certain member engagement targets, clinical outcomes, or cost savings.
Investments in Growth
We expect to continue to focus on long-term growth of our core business, while selectively investing in areas that enhance our platform, programs, or operations. Though our focus remains on continued progress in our current care areas, we monitor the needs of our customers and channel partners, and we believe we are well positioned to respond to their requirements organically or, where appropriate, to add new capabilities through partnerships and potential acquisitions.
Key Metric
We monitor the following key metric to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Total Members
A member is a person who is enrolled in one of our virtual care programs and that generated a billing event in the preceding 12 months. We believe growth in the number of members is a key indicator of the performance of our business for both investors and management as we monitor the performance of our business, as members primarily drive services revenue. The number of members depends, in part, on our ability to successfully market our services to new customers and channel partners, our ability to sell additional programs to existing customers and channel partners, and our ability to promote awareness of our programs among covered individuals and to encourage their enrollment.

	As of March 31,		As of June 30,
	2025	2024	2025	2024
Total Members	679,000	461,000	752,000	496,000
Key Components of Results of Operations
Revenue
We generate services revenue from our customers by providing access to our virtual care programs in which our Care Teams implement clinically validated behavior change protocols for individuals living with prediabetes and weight management issues, diabetes, and hypertension (collectively referred to as “cardiometabolic” conditions) and MSK conditions over the term of the program. Our MSK program generally includes a fixed, upfront consultation fee and an additional fee for members that opt in to a physical therapist-guided treatment plan. We use a number of pricing models for our cardiometabolic programs. In general, our legacy pricing models for cardiometabolic programs may include a fixed, upfront enrollment fee and include variable monthly fees which are based on either outcomes or milestones for the respective member service period. In general, our latest pricing models for cardiometabolic programs are based on the respective member’s level of activity in the program. Each month, members that have completed a minimum number of qualifying activities during an agreed-upon backward-looking measurement period are considered billable members. The length of the measurement period and the qualifying activities may vary based on negotiations with customers and channel partners. Most activity measurement periods are defined as the preceding three or six months, and in most cases, members are considered active if they complete three activities during that period, such as logging in or interacting with the Omada mobile app, sending messages to Omada Care Team members, or recording metrics such as weight, blood pressure, or blood glucose values.

The price for Omada for Diabetes and Omada for Hypertension is generally higher than the price for Omada for Prevention & Weight Health to account for the higher costs of delivering those programs, including additional included devices and increased Care Team support appropriate for those conditions. We typically bill for our services monthly, in arrears. We recognize a portion of revenue upfront upon hardware delivery or initial consultation and the remaining revenue over the period members have access to our virtual care programs. In general, among our members in cardiometabolic programs, members in Omada for Diabetes and Omada for Hypertension remain active and enrolled in our programs for longer periods than members in Omada for Prevention & Weight Health. In addition to the overall number of members, our quarterly revenues reflect the mix of members enrolled in our various programs and the pricing models for these programs.
Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 76% and 69% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 75% and 68% for the six months ended June 30, 2025 and 2024, respectively.
Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of June 30, 2025 and December 31, 2024 or 10% or more of revenue as of and for the three and six months ended June 30, 2025 and 2024 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Partner A	27%	29%	32%	37%	31%	37%
Partner B	19%	28%	33%	18%	32%	18%
Each of these health plans or PBMs are affiliates of The Cigna Group.
Cost of Revenue
Cost of revenue consists of expenses that are directly related to or closely correlated to the delivery of our virtual care programs and member support. Cost of services revenue include salaries, share-based compensation expense, bonuses, benefits, travel, and meals and entertainment expenses (collectively, “personnel costs”), data server management expense, hosting costs, connectivity fees for cellular devices, and the amortization of capitalized internal-use software and developed technology. Cost of hardware revenue includes equipment costs, shipping and logistics costs, and provisions for excess and obsolete inventory. Most of the devices delivered in connection with our programs are manufactured in China and may be manufactured in other international markets in the future, and we expect that the prices of these devices may increase as a result of recent tariffs and any new or increased tariffs in the future.
Gross Profit and Gross Margin
Gross profit is total revenue less total cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Gross profit and gross margin have been and will continue to be affected by various factors, including the acquisition of new customers and channel partners, renewals of existing agreements, sales of additional programs to our existing customers, the mix of programs covered by our customers and channel partners and members enrolled in those programs, the timing of members enrolling in our programs, the costs associated with third-party data server management and third-party hosting services, costs of hardware, economies of scale, and the extent to which we introduce new features or functionality or expand our Care Teams and hire other additional personnel.
Operating Expenses
Our operating expenses consist of research and development (“R&D”), sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of operating expenses. Operating expenses also include professional and consulting services and the allocation of shared general corporate expenses primarily related to technology.

Research and Development
Our R&D expenses support our efforts to add new features and content to our programs and to ensure the reliability and scalability of our virtual care platform. R&D expenses consist primarily of personnel costs and the allocation of shared general corporate expenses primarily related to technology. R&D costs are expensed as incurred.
We expect to make continued investments in our virtual care platform in connection with our future growth.
Sales and Marketing
Sales and marketing expenses consist of personnel costs, commissions for our sales and marketing teams, administrative and marketing fees that we pay to channel partners for their services, promotional marketing materials, and advertising costs. Sales and marketing expenses also include costs for third-party consulting services and the allocation of shared general corporate expenses primarily related to technology.
The sales and marketing teams are responsible for growing and maintaining our relationships with customers and channel partners and increasing enrollments.
General and Administrative
General and administrative expenses consist of personnel costs for our finance, legal, compliance, human resources, and administrative teams, software and infrastructure costs, professional fees, and the allocation of shared general corporate expenses primarily related to technology.
We expect general and administrative expenses to increase in absolute dollars as we grow our operations and incur additional expenses associated with operating as a public company. Increased expenses as a result of operating as a public company include expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and other third-party consulting services.
Other Expense, Net
Interest Income
Interest income consists of income earned on our cash and cash equivalents.
Interest Expense
Interest expense consists of interest costs associated with our debt financing, including amortization of debt issuance costs.
Change in Fair Value of Warrant Liabilities
We classify our redeemable convertible preferred stock warrants and common stock warrants as liabilities on our condensed consolidated balance sheets. We remeasure the warrant liabilities to fair value at each reporting date and recognize changes in the fair value of the warrant liabilities in our consolidated statements of operations. We will continue to adjust the warrant liabilities for changes in fair value until the earlier of the expiration or exercise of the redeemable convertible preferred stock warrants and common stock warrants.
Provision for Income Taxes
We are subject to income taxes in U.S federal, state, and local jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date and only in an amount more likely than not to be sustained upon review by the tax authorities. Interest and penalties related to uncertain tax positions are classified in the condensed consolidated financial statements as income tax expense.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue
Services	$56,960	$38,351	$106,456	$70,255
Hardware	4,411	2,861	9,878	6,052
Total revenue	61,371	41,212	116,334	76,307
Cost of revenue				-
Services(1)(2)(3)	12,673	10,759	25,417	21,055
Hardware	8,392	5,619	18,711	13,070
Total cost of revenue	21,065	16,378	44,128	34,125
Gross profit	40,306	24,834	72,206	42,182
Operating expenses
Research and development(1)(3)	10,024	8,987	18,830	17,883
Sales and marketing(1)(2)(3)	22,318	15,191	42,488	32,387
General and administrative(1)(3)	12,308	10,693	23,628	19,942
Total operating expenses	44,650	34,871	84,946	70,212
Operating loss	(4,344)	(10,037)	(12,740)	(28,030)
Other expense, net				-
Interest expense	1,094	1,132	2,168	2,262
Interest income	(863)	(85)	(1,405)	(614)
Change in fair value of warrant liabilities	736	(392)	1,256	(17)
Total other expense, net	967	655	2,019	1,631
Loss before provision for income taxes	(5,311)	(10,692)	(14,759)	(29,661)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(5,311)	$(10,692)	$(14,759)	$(29,661)
_____________
(1)Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of services revenue	$33	$53	$71	$105
Research and development	528	465	1,023	797
Sales and marketing	884	635	1,614	1,367
General and administrative	1,385	926	2,966	2,679
Total share-based compensation expense	$2,830	$2,079	$5,674	$4,948
_____________
(2)Includes amortization of intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of services revenue	$439	$439	$878	$878
Sales and marketing	31	63	94	126
Total amortization of intangible assets	$470	$502	$972	$1,004

(3)Includes depreciation and amortization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of services revenue	$786	$568	$1,527	$1,100
Research and development	20	22	38	41
Sales and marketing	29	31	56	58
General and administrative	47	48	92	93
Total depreciation and amortization(i)	$882	$669	$1,713	$1,292

(i)Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized internal-use software costs.

Percentage of Revenue Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(as a percentage of revenue)
Revenue
Services	93%	93%	92%	92%
Hardware	7	7	8	8
Total Revenue	100	100	100	100
Cost of revenue
Services	21	26	22	28
Hardware	14	14	16	17
Total cost of revenue	35	40	38	45
Gross profit	65	60	62	55
Operating expenses
Research and development	16	22	16	23
Sales and marketing	36	37	37	42
General and administrative	20	26	20	26
Total operating expenses	72	85	73	91
Operating loss	(7)	(25)	(11)	(36)
Other expense, net
Interest expense	2	2	2	3
Interest income	(1)	—	(1)	(1)
Change in fair value of warrant liabilities	1	(1)	1	—
Total other expense, net	2	1	2	2
Loss before provision for income taxes	(9)	(26)	(13)	(38)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	(9)%	(26)%	(13)%	(38)%
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Services	$56,960	$38,351	$18,609	49%	$106,456	$70,255	$36,201	52%
Hardware	4,411	2,861	1,550	54%	9,878	6,052	3,826	63%
Total revenue	$61,371	$41,212	$20,159	49%	$116,334	$76,307	$40,027	52%
Total revenue increased by $20.2 million, or 49%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 . Total revenue increased $40.0 million, or 52%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Services revenue increased by $18.6 million, or 49%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by an increase of $19.0 million related to growth in total members, with the average number of total members during the three months ended June 30, 2025 increasing by 50% compared to the average for the three months ended June 30, 2024.

Hardware revenue increased by $1.6 million, or 54%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a 44% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Services revenue increased by $36.2 million, or 52%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by an increase of $35.3 million related to growth in total members, with the average number of total members during the six months ended June 30, 2025 increasing by 49% compared to the average for the six months ended June 30, 2024, and by $0.9 million related to higher average fees per member compared to prior-year.
Hardware revenue increased by $3.8 million, or 63%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a 52% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Services	$12,673	$10,759	$1,914	18%	$25,417	$21,055	$4,362	21%
Hardware	8,392	5,619	$2,773	49%	18,711	13,070	$5,641	43%
Total cost of revenue	$21,065	$16,378	$4,687	29%	$44,128	$34,125	$10,003	29%
Total cost of revenue increased by $4.7 million, or 29%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 . Total cost of revenue increased $10.0 million, or 29%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Cost of services revenue increased by $1.9 million, or 18%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $1.6 million increase in personnel costs related in part to an increase in headcount, a $0.2 million increase in technology support and product costs to support the growth in our total members, and a $0.1 million increase in amortization of capitalized internal-use software costs.
Cost of hardware revenue increased by $2.8 million, or 49%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a 44% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, and fulfillment costs.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Cost of services revenue increased $4.4 million, or 21%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a $3.7 million increase in personnel costs related in part to an increase in headcount, a $0.3 million increase in technology support and product costs to support the growth in our total members, and a $0.4 million increase in amortization of capitalized internal-use software costs.
Cost of hardware revenue increased by $5.6 million, or 43%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a 52% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, and fulfillment costs.

Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$40,306	$24,834	$15,472	62%	$72,206	$42,182	$30,024	71%
Gross margin	65.7%	60.3%		5.4 ppt	62.1%	55.3%		6.8 ppt
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Gross profit increased by $15.5 million, or 62%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, driven by a 44% increase in total members and by a decrease in personnel costs per total member needed to support enrolled members as a result of strategic efficiency initiatives such as improving the effectiveness of our Care Team interventions and Care Team time management (“Care Team efficiency initiatives”), as well as the expanded use of supporting technologies, such as tools that can surface helpful templates for our Care Team’s consideration in frequently recurring scenarios (“Care Team message support”).
Gross margin expanded by 5.4 percentage points for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Gross profit increased by $30.0 million, or 71%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by a 52% increase in total members and a decrease in personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Gross margin expanded by 6.8 percentage points for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Operating Expenses
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$10,024	$8,987	$1,037	12%	$18,830	$17,883	$947	5%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased by $1.0 million, or 12%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $0.7 million increase in personnel costs related primarily to an increase in headcount and increases in compensation expenses per employee, and a $0.3 million increase in technology infrastructure expenses and professional and outside services costs.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased $0.9 million, or 5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a $0.4 million increase in personnel costs related primarily to an increase in headcount and stock-based compensation per employee and a $0.5 million increase in technology infrastructure expenses and professional and outside services costs.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$22,318	$15,191	$7,127	47%	$42,488	$32,387	$10,101	31%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased by $7.1 million, or 47%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $4.1 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $1.8 million increase in personnel costs related primarily to an increase in headcount and increases in compensation expenses per employee, and a $1.2 million increase in other marketing and technology infrastructure expenses.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased by $10.1 million, or 31%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a $6.0 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $2.6 million increase in personnel costs related primarily to an increase in headcount and increases in compensation expenses per employee, and a $1.7 million increase in advertising and marketing expenses, offset by a $0.2 million decrease in professional and outside services.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
General and Administrative	$12,308	$10,693	$1,615	15%	$23,628	$19,942	$3,686	18%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
General and administrative expenses increased by $1.6 million, or 15%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by a $1.8 million increase in personnel costs related primarily to an increase in headcount, increases in compensation expenses per employee, and increased travel and entertainment costs associated with our IPO, and a $0.5 increase in technology infrastructure expenses, which were offset by a $0.5 decrease in professional and outside services expenses related to financial statement audits and preparing for public company operations and a $0.2 million decrease in other general and administrative expenses.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
General and administrative expenses increased by $3.7 million, or 18%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by a $1.9 million increase in personnel costs related primarily to an increase in headcount, increases in compensation expenses per employee, and increased travel and entertainment costs associated with our IPO, a $0.8 million increase in technology infrastructure expenses, a $0.5 million increase in professional and outside services costs related to financial statement audits and preparing for public company operations, and a $0.5 million increase in other general and administrative expenses.

Other Expense, Net
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest Expense	$1,094	$1,132	$(38)	(3)%	$2,168	$2,262	$(94)	(4)%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
There were no significant changes to the business related to our debt and other interest generating liabilities for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
There were no significant changes to the business related to our debt and other interest generating liabilities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest Income	$863	$85	$778	915%	$1,405	$614	$791	129%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
Interest income increased by $0.8 million, or 915%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Six Months Ended June 30, 2025 Compared with the Same Period in 2024
Interest income increased by $0.8 million, or 129%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Change in Fair Value of Warrant Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of warrant liabilities	$736	$(392)	$1,128	(288)%	$1,256	$(17)	$1,273	(7488)%
Three Months Ended June 30, 2025 Compared with the Same Period in 2024
The change in fair value of warrant liabilities increased by $1.1 million, or (288%), for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by changes in the stock price, expected stock volatility, risk-free rate, and reduction in time to expiry.

Six Months Ended June 30, 2025 Compared with the Same Period in 2024
The change in fair value of warrant liabilities increased by $1.3 million, or (7488%), for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by changes in the stock price, expected stock volatility, risk-free rate, and reduction in time to expiry.
Trends
Seasonality
We typically close a higher percentage of sales to new customers, as well as renewals or expansions with existing customers, in the second and third quarters, aligning with benefits enrollment schedules and allowing us to launch our products at the start of the following year. This seasonality generally leads to higher new member enrollment in the first and second quarters, resulting in increased Care Team costs to support the newly enrolled members. These higher new member enrollments also require shipments of new devices to newly enrolled members in the same quarter of enrollment or the beginning of the following quarter and increased hardware revenue in those periods. These increased costs result in lower overall gross margins in those quarters and there is typically a decrease in these costs in subsequent quarters. After the effects of these early program costs of new enrollments, increases in the number of members will generally be reflected in increased revenue in subsequent quarters as services revenue is generally recognized in arrears after the provision of our virtual care programs begins.
Obesity and Weight Management
While Omada does not develop or prescribe GLP-1 therapies, we believe the approval of several GLP-1s to treat diabetes and obesity alongside changes in diet and exercise has the potential to increase interest in cardiometabolic programs such as ours. The GLP-1 treatment landscape is relatively new and evolving, and the continued growth of GLP-1 prescriptions may drive fluctuations in demand for our cardiometabolic programs and impact revenue in future periods.
GLP-1 therapies have driven significant spending related to cardiometabolic conditions and obesity, with combined global sales of Ozempic, Rybelsus, Wegovy, and Mounjaro reaching approximately $41.4 billion in 2024, a 73% increase compared to 2023, according to public filings by the respective drug manufacturers. GLP-1 therapies can represent a significant cost burden to employers and other entities (including health plans and PBMs). For example, employers pay for GLP-1 therapies with list prices that can exceed $1,000 per month. However, the lasting value derived from the prescription alone may be limited without long-term behavior change. As of June 30, 2025, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan. Accordingly, we believe that the growth in GLP-1 medication prescriptions may also result in increased interest in lifestyle modification programs such as our cardiometabolic programs, which can support members on a GLP-1 therapy.
The GLP-1 treatment landscape is relatively new and evolving, and actions by employers, health plans, PBMs, pharmaceutical companies, regulators, and other third parties could impact the adoption of our GLP-1 Care Tracks. While our GLP-1 Care Tracks are designed to be offered only to eligible members who are also engaged in one of our cardiometabolic programs, demand for those cardiometabolic programs could fluctuate and impact our financial condition.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from issuance of our redeemable convertible preferred stock, debt financing agreements, and cash generated from the sale of our products and services. As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $223.1 million and working capital of $213.1 million. Cash and cash equivalents are composed of cash held in sweep accounts, checking accounts, and money market funds. Our principal use of cash is to fund our operations and invest in R&D to support our growth.

We have generated significant losses from operations and negative cash flows from operating activities in the past, as reflected in our accumulated deficit of $458.7 million as of June 30, 2025. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and R&D expenditures, the continuing market acceptance of our products and services, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and on acceptable terms, our business, results of operations, and financial condition could be materially and adversely affected.
In June 2023, we entered into a financing arrangement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent, MidCap Financial Trust, as term loan servicer, certain funds managed by MidCap, as lenders, and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”), for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million (the “Second Tranche”) available for draw from October 2024 through March 2025 conditional upon achievement of $120.0 million of trailing 12-month revenue (the “Revenue Condition”) and $60.0 million liquidity. On March 7, 2025, we entered into an amendment to the MidCap Credit Agreement which, among other things, (i) extended the availability of the Second Tranche until December 31, 2025 and (ii) modified the Revenue Condition to require trailing 12-month revenue of $165.0 million if the Second Tranche is advanced during the first fiscal quarter of 2025, $170.0 million if the Second Tranche is advanced during the second fiscal quarter of 2025, $175.0 million if the Second Tranche is advanced during the third fiscal quarter of 2025 and $180.0 million if the Second Tranche is advanced during the fourth fiscal quarter of 2025. Upon the initial closing date of the MidCap Credit Agreement, we drew down on $30.0 million of the MidCap Term Facility and used a portion of the proceeds to repay the outstanding principal balance (including prepayment premium) and accrued interest on the Perceptive Credit Agreement. The MidCap Term Facility is interest-only for 48 months. At the end of the initial interest-only period, we can elect to extend the interest-only period an additional 12 months if we meet a certain trailing 12-month revenue level (the “Minimum Net Revenue”) and no event of default has occurred and is continuing. The MidCap Credit Agreement also includes a revolving line of credit facility (the “MidCap Revolving Facility”) allowing for up to $20.0 million in revolving borrowings. The availability of the MidCap Revolving Facility is calculated as a percentage of our outstanding accounts receivable and inventory balances (“Availability”). We are required to maintain a minimum drawn balance on the MidCap Revolving Facility of no less than 20% of Availability, or will be required to pay a fee equal to the MidCap Revolving Facility interest rate on the difference between the amount of revolving loans drawn and 20% of Availability. Upon the initial closing date of the MidCap Credit Agreement, we drew $1.0 million on the MidCap Revolving Facility. The maturity date of the MidCap Term Facility and the MidCap Revolving Facility is June 1, 2028. As of each of June 30, 2025 and 2024, the outstanding balance on the MidCap Term Facility was $30.0 million and the outstanding balance on the MidCap Revolving Facility was $1.0 million.
Interest is charged on any outstanding principal of the MidCap Term Facility at the sum of the one-month forward-looking term SOFR rate plus 0.10% (“Adjusted SOFR”), plus 7.00%, subject to a floor of 2.50%. Interest on the MidCap Revolving Facility is charged at the sum of Adjusted SOFR plus 4.00%, subject to a floor of 2.50%. Both interest rates are reset monthly. The effective interest rate for the three months ended June 30, 2025 and 2024, was 13.4% and 14.4%, respectively, on the MidCap Term Facility, and 11.2% and 12.0%, respectively, on the MidCap Revolving Facility. The effective interest rate for the six months ended June 30, 2025 and 2024 on the MidCap Term Facility was 13.4% and 14.4%, respectively, and 11.3% and 12.3% on the MidCap Revolving Facility, respectively.
MidCap Credit Agreement includes customary covenants for a facility of this type, including monthly reporting requirements and, at any time that liquidity is less than 1.50x the outstanding principal balance of the MidCap Term Facility, a financial covenant to maintain minimum trailing 12-month net revenue levels specified in the MidCap Credit Agreement. The MidCap Credit Agreement also contains various covenants that limit our ability to, among other things: sell, transfer, lease, or dispose of our assets subject to certain exclusions; create, incur, assume, guarantee, or assume additional indebtedness, other than certain permitted indebtedness; encumber or permit liens on any of our assets other than certain permitted liens; make restricted payments, including paying cash dividends on, repurchasing or making distributions with respect to any of our capital stock; make specified investments; consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates, in each case, subject to certain exceptions, baskets, and thresholds set forth in the MidCap Credit Agreement. As of June 30, 2025, we were in compliance with our financial covenants.

On June 9, 2025, we completed our IPO of 9,085,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase from us 1,185,000 shares of our common stock, at a price to the public of $19.00 per share. The gross proceeds to us from the IPO were $172.6 million and $151.6 million, after deducting $12.0 million underwriting discounts and commissions and $9.0 million estimated offering expenses payable by us. Immediately prior to the closing of the IPO, each outstanding share of our Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, including shares of redeemable convertible preferred stock issued upon the exercise of Series B and Series D redeemable convertible preferred stock warrants, converted into one-third of a share our common stock.
On July 31, 2025, we fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility, with cumulative principal and accrued interest balances of $31.0 million and $0.4 million, respectively, ahead of their contractual maturity on June 1, 2028. The extinguishment will reduce future interest expense and eliminate related debt covenants.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(13,260)	$(28,748)
Net cash used in investing activities	$(2,499)	$(1,826)
Net cash provided by (used in) financing activities	$162,513	$(898)
Operating Activities
Our largest source of operating cash flows is cash collections from our customers who purchase access to our programs for their members. Our primary use of cash in operating activities is for personnel and related expenses, marketing expenses, and third-party hosting and software costs. We have incurred negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of redeemable convertible preferred stock and proceeds from debt financing arrangements.
Net cash used in operating activities during the six months ended June 30, 2025 of $13.3 million was the result of a $14.8 million net loss, adjusted for $12.3 million of non-cash adjustments and $10.8 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $5.7 million of share-based compensation expense, $2.7 million of depreciation and amortization expense, $1.6 million of amortization of deferred commissions, a $1.3 million increase in the fair value of warrant liabilities, a $0.5 million increase in the provision for credit losses, $0.4 million of amortization of operating lease right-of-use assets, and $0.3 million of amortization of debt issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of an $10.4 million increase in accounts receivable, a $4.8 million decrease in accrued expenses and other current liabilities, a $0.9 million increase in prepaid and other current assets, a $1.4 million increase in deferred commissions, a $0.4 million decrease in operating lease liabilities, and a $0.2 million increase in inventory, partially offset by a $6.0 million increase in deferred revenue, a $1.0 million increase in accounts payable, a $0.1 million decrease in other non-current assets, and a $0.1 million increase in other non-current liabilities.
Net cash used in operating activities during the six months ended June 30, 2024 of $28.7 million was the result of a $29.7 million net loss, adjusted for $9.5 million of non-cash adjustments and $8.5 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $4.9 million in share-based compensation expense, $2.3 million of depreciation and amortization expense, $1.2 million of amortization of deferred commissions, $0.5 million increase in the provision for credit losses, $0.4 million of amortization of operating lease right-of-use assets, and $0.2 million of amortization of debt issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $9.8 million increase in accounts receivable, a $0.5 million increase in prepaid and other current assets, a $3.7 million increase in deferred commissions, a $0.4 million decrease in operating lease liabilities, a $1.2 million decrease in accounts payable, and a $3.1 million decrease in accrued expenses and other current liabilities, partially offset by a $8.3 million increase in deferred revenue, a $1.5 million decrease in inventory, a $0.2 million decrease in other non-current assets, and a $0.1 million increase in other non-current liabilities.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 of $2.5 million was the result of purchases of property and equipment of $0.6 million and capitalized internal-use software costs of $1.9 million.
Net cash used in investing activities during the six months ended June 30, 2024 of $1.8 million was the result of purchases of property and equipment of $0.3 million and capitalized internal-use software costs of $1.5 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 of $162.5 million was the result of $160.5 million of proceeds from the IPO net of underwriting discounts and commissions and $3.9 million of proceeds from the exercise of stock options, partially offset by $1.9 million of payments for offering expenses.
Net cash used by financing activities for the six months ended June 30, 2024 of $0.9 million was the result of $2.3 million of payments for offering expenses, partially offset by $1.4 million of proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments
Operating lease commitments. Our operating lease commitments primarily consist of the lease of our corporate offices. As of June 30, 2025, we had fixed lease payment obligations of less than $1 million, all of which is expected to be paid within 12 months.
Purchase commitments. Our unconditional purchase commitments primarily consist of technology and cloud services related to our daily business operations. As of June 30, 2025, we had $4.2 million of unconditional purchase commitments due in 2025 and $8.2 million due in 2026 and thereafter. The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Indemnification Agreements
In the ordinary course of business, we include in our agreements indemnification provisions of varying scope and terms pursuant to which we agree to indemnify customers, channel partners, suppliers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. The term of these indemnification provisions generally survive the termination of the agreements indefinitely. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. No demands have ever been made upon us to provide indemnification under such agreements, and there are no claims under those indemnification terms that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows. As a result, we believe the fair value of these agreements is minimal.
In addition, we have entered into separate indemnification agreements with our directors and certain officers and other employees that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, and employees.

Emerging Growth Company Status
We qualify as an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.
We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption, and therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result of this election, our unaudited condensed consolidated financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.
Recently Issued Accounting Pronouncements Adopted
For more information on recently issued accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
New Accounting Pronouncements Not Yet Adopted
For more information on new accounting pronouncements not yet adopted, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $223.1 million as of June 30, 2025 and $76.4 million as of December 31, 2024. Our cash and cash equivalents consist of cash held in sweep accounts, checking accounts, and money market funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest earning instruments carry a degree of interest rate risk. We had financing arrangements, described above, with $31.0 million outstanding as of June 30, 2025 and December 31, 2024. Our financing arrangements subject us to a variable amount of interest on the principal balance outstanding and could be adversely impacted by rising interest rates in the future. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our unaudited condensed consolidated financial statements for the three months ended June 30, 2025.
Inflation Risk
While we continue to see demand for our virtual care programs, we believe that current macroeconomic factors, including the impact of inflation and tariffs, are impacting customer and channel partner spending decisions. Given the current macroeconomic environment, we continue to look for ways to manage costs and mitigate any changes in the purchasing behavior of our customers and channel partners that may occur due to significant inflationary pressure, tariffs, or other factors. If our costs, in particular labor, sales and marketing, and cloud hosting costs, become subject to sustained or increased inflationary or other macroeconomic pressure, we may be unable to fully offset such higher costs through price increases, which could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting related to (i) inadequate segregation of duties within our financial reporting process, leading to certain duties being performed by the same individuals, (ii) an insufficient complement of personnel with an appropriate level of technical knowledge to properly account for significant transactions, and (iii) inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls. The deficiencies identified did not result in a material misstatement to our financial statements.
Remediation Efforts to Address Previously Identified Material Weaknesses
We have taken and will continue to take action to remediate these material weaknesses, including:
•implementing processes and controls to better identify and manage segregation of duties risks;
•designing and implementing controls related to significant accounts and disclosures to achieve complete, accurate, and timely financial accounting, reporting, and disclosures, including controls over account reconciliations, segregation of duties, and the preparation and review of journal entries;

•continuing to hire additional accounting, finance, and operations resources with appropriate and sufficient technical expertise and to better allow for segregation of conflicting duties; and
•consulting with experts on technical accounting matters, internal controls, and in the preparation of our financial statements.
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures we are taking in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we are subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently party to any proceeding the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations, and prospects. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and prospects.
Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described more fully below in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and prospects. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

•We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.

•We have a history of net losses, and we may not achieve or maintain profitability in the future.

•The failure of our programs to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition, results of operations, and prospects to be materially and adversely affected.

•The market for our programs is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the U.S. is undergoing significant structural change, which makes it difficult to forecast demand for our programs.

•We operate in a very competitive industry, and if we fail to compete successfully against our existing or potential competitors, some of whom may have greater resources than us, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

•Competitive solutions or other technological breakthroughs for the monitoring, treatment, or prevention of chronic conditions or technological developments may adversely affect demand for our programs.

•The growth of our business relies, in part, on the growth and success of our customers and channel partners such as health plans, PBMs, and other resellers, and revenue from member enrollment, which are difficult to predict and are affected by factors outside of our control.

•If the number of individuals covered by employers, health plans, PBMs, health systems, government entities, or other existing or potential customers decreases, or the number of programs they cover decreases, our member enrollment may decline, and our revenue will likely decrease, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

•Our revenue depends on member engagement in our programs and the clinical outcomes and cost savings of our offerings, and our failure to achieve and maintain meaningful member engagement, clinical outcomes, and/or cost savings could materially and adversely affect our business, financial condition, results of operations, and prospects.

•We incur significant upfront costs in establishing and expanding our relationships with employers, health plans, PBMs, health systems, government entities, and other existing and potential customers and channel partners, and if we are unable to maintain and grow these relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

•A substantial portion of our sales comes from or through a limited number of customers and channel partners that operate as resellers.

•If we are unable to attract new customers and channel partners and increase member enrollment from new and existing customers and channel partners, our revenue growth could be slower than we expect, and our business may be adversely affected.

•We will need to increase the size of our organization, including our Care Teams, and we may experience difficulties in managing growth and attracting talent. A deterioration in our relationships with our employees and other service providers could have an adverse impact on our business.

•We depend on a limited number of third-party suppliers for certain devices and other supplies that we deliver to members in connection with our programs, for cellular device connectivity, and for certain complementary healthcare services provided by external partners, such as prescriptions or physician referrals, and the loss of any of these suppliers or partners, or their inability to support our required volume, could materially and adversely affect our business, financial condition, results of operations, and prospects.

•We experience seasonality in our business, which may cause fluctuations in our financial results.

•Our information technology (“IT”) systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including protected health information (“PHI”) and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects.

•We operate in a highly regulated industry and changes in regulations or the implementation of existing regulations could affect our operations.

•Our use and disclosure of personal information, including health information, is subject to federal and state privacy and security laws and regulations, and our or our affiliated professional entities’ actual or perceived failure to comply with such laws and regulations or to adequately secure the personal information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our business, financial condition, results of operations, and prospects.

•If we or our affiliated professional entities fail to comply with federal and state healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of our operations, any of which could materially and adversely affect our business, financial condition, results of operations, and prospects.

•Legislative or regulatory healthcare reforms or reductions in government spending may make it more difficult and costly to produce, market, and distribute our programs or to do so profitably.

•We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our results of operations or financial condition, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
Risks Relating to Our Business and Industry
We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.
We were organized in 2011 and began offering Omada for Prevention & Weight Health in 2012. Accordingly, we have a limited operating history, which makes an evaluation of our future prospects difficult. Our results of operations have fluctuated in the past, and we expect our future quarterly and annual results of operations to fluctuate as we focus on increasing the demand for our programs. We may need to make business decisions that could adversely affect our results of operations and prospects, such as modifications to our pricing strategy, business structure, or operations.
We have experienced recent rapid growth. This growth has placed significant demands on our management and financial, operational, technological, and other resources, and we expect that any future growth will continue to place significant demands on our management and other resources and will require us to continue developing and improving our financial, operational, and other internal controls. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high quality standards, and preserving our culture and values. We may not be able to address these challenges in a cost-effective manner, or at all. As we grow, we may also need to invest significant resources to improve and expand our technological systems, including reworking any existing technology and/or documenting existing features, and we may not be able to do so in a cost-effective manner or at all. If we are unable to efficiently update or further improve our technology infrastructure, we may need to hire additional personnel, including Care Team members, to support our programs and any future growth, which could limit our ability to achieve economies of scale. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy requirements from our customers and channel partners, or maintain high-quality offerings, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
We have a history of net losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we may incur net losses in the future. For the three months ended June 30, 2025 and 2024, we incurred net losses of $5.3 million and $10.7 million, respectively. For the six months ended June 30, 2025 and 2024, we incurred net losses of $14.8 million and $29.7 million, respectively. As of June 30, 2025, we had an accumulated deficit of $458.7 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent, and intend to continue to spend, significant funds to develop our programs, to develop our customer support resources, to scale our offerings, and to recruit and retain key talent. Some of these investments may not yield the revenue gains we anticipate and reduce our operating margin. If our investments are not successful, and if we are unable to successfully develop, commercialize, and market our programs to customers and channel partners, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

The failure of our programs to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition, results of operations, and prospects to be materially and adversely affected.
Our current business strategy is highly dependent on our programs achieving and maintaining market acceptance. Market acceptance and adoption of our programs depend on our achieving and maintaining meaningful member engagement, clinical outcomes, and costs savings, and on educating employers, health plans, PBMs, health systems, government entities, and other customers and channel partners as to the distinct features, ease-of-use, and other perceived benefits of our programs as compared to competitive solutions and programs. If we are not successful in demonstrating to existing and potential customers and channel partners the benefits of our programs, or if we are not able to achieve the support of employers, health plans, PBMs, health systems, government entities, and other existing or potential customers or channel partners for our programs, our sales may decline, or we may fail to increase our sales in line with our forecasts.
Achieving and maintaining market acceptance of our programs could be negatively impacted by many factors, including:
•the failure of our programs to achieve wide acceptance among people living with or at risk for chronic conditions, employers, health plans, PBMs, health systems, government entities, other existing or potential customers and channel partners, and key opinion leaders in the treatment community;
•lack of evidence or peer-reviewed publication of clinical evidence supporting the efficacy, ease-of-use, cost-savings, safety, or other perceived benefits of our current or future programs or features, or perceived lack of compelling evidence, over competitive offerings or other currently available methodologies;
•perceived risks associated with the use of our programs or similar solutions or technologies generally, including perceived risks regarding patient confidentiality, data privacy, artificial intelligence (“AI”), and cybersecurity;
•the introduction of competitive solutions or other advancements in healthcare or drugs and the rate of acceptance of those solutions and advancements as compared to our programs; and
•results of clinical and financial studies relating to chronic condition programs or similar competitive solutions.
In addition, our programs may be perceived by employers, health plans, PBMs, health systems, government entities, and other existing or potential customers and channel partners or our current or prospective members to be more complicated or less effective than other healthcare approaches. People may be unwilling to change their current health regimens, and existing or potential customers may be unwilling to change their benefits practices.

The market for our programs is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the U.S. is undergoing significant structural change, which makes it difficult to forecast demand for our programs.
The virtual care market is relatively new, unproven, and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand, customer acceptance, and market adoption. The COVID-19 pandemic increased utilization of virtual-first care services, but long-term demand for virtual care is uncertain. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of our customers and channel partners. It is difficult to predict the future growth rate and size of our target market. The forecasts that we use to anticipate expected growth for our business and revenue rely on assumptions and metrics that are difficult to estimate accurately, including but not limited to anticipated enrollment rates, our number of enrolled members, our ability to secure and retain business from new customers and channel partners or to secure additional business from additional customers and channel partners, the anticipated timing of securing that business, member engagement levels in our programs, and member outcomes from our programs, and our assumptions and estimates may not be accurate. In addition, the estimates of market opportunity and forecasts of market growth included in our Registration Statement on Form S-1, or any of the other documents we file or furnish with the Securities and Exchange Commission (the “SEC”), may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all. Negative publicity concerning our programs or our market as a whole could limit market acceptance of our programs. If our existing or potential customers, channel partners, and members do not perceive the benefits of our programs, or if our programs do not drive member enrollment, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of existing and potential customers to increase their coverage of and support for our programs and our ability to demonstrate the value of our programs to our existing and potential customers and channel partners. If these entities do not recognize or acknowledge the benefits of our programs or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our programs might not develop at all, or it might develop more slowly than we expect. Similarly, negative publicity or negative customer or member sentiment regarding patient confidentiality, data privacy, AI, and cybersecurity in the context of technology-enabled healthcare or concerns experienced by us or our competitors could limit market acceptance of our programs. We face additional risks related to cybersecurity. See the risk factor titled “Our information technology (“IT”) systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including protected health information (“PHI”) and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects” and other risks under the section titled “—Risks Relating to Cybersecurity, Information Systems, and Intellectual Property.”
The healthcare industry in the U.S. is undergoing significant structural change and is rapidly evolving. We believe demand for our programs has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and more personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our programs and result in a lower revenue growth rate or decreased revenue. Additionally, we sell our programs using innovative pricing models, primarily charging for members who enroll and engage rather than at a population level, and the adoption of these models is still relatively new, especially in the healthcare industry. If companies do not shift to these types of models and these models do not achieve widespread adoption, or if there is a reduction in demand for products and services using models such as these, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Additionally, if healthcare benefits trends shift or entirely new technologies, treatments, or drugs are developed that replace existing offerings, our existing or future programs could be rendered obsolete, and our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design, or marketing that could delay or prevent our development, introduction, or implementation of new or enhanced programs.

We operate in a very competitive industry, and if we fail to compete successfully against our existing or potential competitors, some of whom may have greater resources than us, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of digital health companies, including direct competition from competitors offering cardiometabolic programs, such as Hello Heart Inc., Lark Technologies, Inc., Livongo (via Teladoc Health, Inc.), Onduo LLC, Vida Health, Inc., and Virta Health Corp.; competitors offering only MSK programs, such as Hinge Health, Inc. and SWORD Health, Inc.; and those that offer both cardiometabolic and MSK programs, such as DarioHealth Corp. In some cases, our competitors also include enterprise companies that are focused on or may enter the healthcare industry generally, including initiatives and partnerships launched by these large companies, and those that offer point solutions for a single chronic condition. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed healthcare providers and health plans have in some cases developed their own platforms or tools and may provide these solutions at discounted prices. Competition from specialized software providers or device manufacturers, which may facilitate the collection of data but offer limited interpretation, feedback, or guidance, and other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product areas, which could negatively impact our sales, profitability, and market share. Consumer technology companies may also offer solutions that feature health coaching, health advice, or other health services that may affect the demand for our programs. In addition, healthcare providers may choose not to implement a digital health solution at all and instead may continue to rely on traditional, in-person approaches to healthcare. Moreover, our programs and systems are designed to comply with rules and regulations applicable to healthcare providers, and as a result, we must enter into contracts that appropriately reflect the obligations of a healthcare provider, including data privacy and healthcare regulatory requirements. We compete with wellness vendors whose products and services are not designed to comply with these rules and regulations and therefore may be preferred by potential customers and channel partners who view our programs and related healthcare provider requirements as overly complex or otherwise undesirable. The loss of potential customers and channel partners as a result of our status as a healthcare provider may have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more or larger channel partner relationships, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, longer operating histories, or significantly greater resources than we do and may be able to offer solutions similar to ours at a more attractive price than we can, or may be acquired by third parties with greater available resources. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain markets, which could create additional price pressure. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or requirements from customers and channel partners and may have the ability to initiate or withstand substantial price competition. In light of these factors, even if our programs are more effective than those of our competitors, existing or potential customers and channel partners may accept competitive solutions in lieu of purchasing our programs. If we are unable to successfully compete, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Competitive solutions or other technological breakthroughs for the monitoring, treatment, or prevention of chronic conditions or technological developments may adversely affect demand for our programs.
Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize programs for the monitoring, treatment, and prevention of chronic conditions that offer distinct features, are easy-to-use, provide measurable and meaningful cost savings to customers and channel partners, and are more appealing than available alternatives. Our competitors, as well as a number of other companies, within and outside the healthcare industry, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapies and services for the monitoring, treatment, and prevention of chronic conditions. Any technological breakthroughs in monitoring, treatment, or prevention could reduce the potential market for our programs, which would significantly reduce our sales.

The introduction by competitors of solutions that claim to be superior to our programs may create market confusion, which may make it difficult for potential customers and channel partners to differentiate the benefits of our programs over competitive products. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of our programs. If a competitor develops a product that competes with or is perceived to be superior to our programs, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in line with our forecasts, either of which would materially and adversely affect our business, financial condition, results of operations, and prospects.
The growth of our business relies, in part, on the growth and success of our customers and channel partners such as health plans, PBMs, and other resellers, and revenue from member enrollment, which are difficult to predict and are affected by factors outside of our control.
We enter into agreements with our customers and channel partners under which our fees are dependent in part upon the number of covered individuals that are enrolled in our programs each month. If the number of members covered for our programs by one or more of our customers or channel partners were to be reduced, such decrease would lead to a decrease in our revenue. The growth forecasts of our customers and channel partners are also subject to significant uncertainty and are based on assumptions and estimates that may prove o be inaccurate, and member enrollment in our programs could fail to grow at anticipated rates, or at all.
In addition, some fees are subject to repayment pursuant to performance guarantees if certain clinical outcomes or other performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our programs, and other factors not entirely within our control. These clinical performance guarantees vary by program and track outcomes that are relevant to the specific condition. For example, most clinical performance guarantees for our Omada for Prevention & Weight Loss program measure percentage weight loss; most clinical performance guarantees for Omada for Diabetes measure reduction in A1C; most clinical performance guarantees for Omada for Hypertension measure reduction in blood pressure; and most clinical performance guarantees for Omada for MSK measure cost savings associated with the program, reductions in a member’s intent to seek surgery, or reductions in pain.
Additionally, we generally enter into non-exclusive agreements with our channel partners, including health plans, PBMs, and other resellers, which rely in part on their customer sales, which are affected by factors outside of our control. Where channel partners do offer our programs exclusively, those channel partners may nevertheless choose to terminate those agreements or choose to no longer offer our programs exclusively. If the number of customers represented by one or more of our channel partners were to be reduced by a material amount or if our channel partners were to refer their customers to our competitors, such decreases may lead to a decrease in our total number of customers, member enrollment rate, and in our revenue, which could materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, growth forecasts of our channel partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate.
If the number of individuals covered by employers, health plans, PBMs, health systems, government entities, or other existing or potential customers decreases, or the number of programs they cover decreases, our member enrollment may decline, and our revenue will likely decrease, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our fees are generally dependent in part upon the number of covered individuals that are enrolled in our programs each month. Various factors may lead to a decrease in the number of individuals covered by our customers and channel partners and the number of programs they cover, including, but not limited to, the following:
•natural attrition of individuals covered by our customers;
•failure of our customers or channel partners to adopt or maintain effective business practices;
•changes in the nature or operations of our customers or channel partners;
•continued acceptance of our programs for existing and new chronic conditions by covered individuals;
•the timing of development and release of new programs;

•features and functionality that are lower-cost alternatives introduced by us or our competitors;
•government regulations, including the scope of government-sponsored healthcare;
•technological changes and developments within the markets we serve;
•changes in economic conditions; and
•changes in the prevalence of different types of chronic conditions.
If the number of individuals covered by employers, health plans, PBMs, health systems, government entities, or other existing or potential customers decreases, or the number of programs they cover decreases, for any reason, our member enrollment may decline. We also seek to collect member cost-sharing amounts, such as copayments, co-insurance, or deductibles, directly from some members in connection with our MSK program, which we may be unable to collect. Any of these events could cause our revenue to decrease, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our revenue depends on member engagement in our programs and the clinical outcomes and cost savings of our offerings, and our failure to achieve and maintain meaningful member engagement, clinical outcomes, and/or cost savings could materially and adversely affect our business, financial condition, results of operations, and prospects.
Member engagement in our programs and the clinical outcomes and cost savings of our offerings affect the market acceptance and adoption of our programs. Most of our customers and channel partners pay fees to us based on member enrollment and/or engagement with our programs, and our contracts generally may provide that we are obligated to repay a portion of our fees if our programs fail to deliver certain member engagement, clinical outcomes, or cost savings. If we are unable to demonstrate positive clinical outcomes for our members, including if claims analyses or other studies fail to support the efficacy of our programs, we may receive less revenue from outcomes-based pricing models or be obligated to repay certain fees under our service-level agreements or performance guarantees, and existing and potential customers and channel partners may decide not to cover our programs at desirable prices or at all. In many cases, we incur high upfront costs to secure customers and channel partners, implement our programs, enroll members, and deliver our programs to those members, and our ability to recover those costs over time depends on sustained member engagement, positive clinical outcomes, and meaningful cost savings. As we scale delivery of our programs, we may experience difficulty in achieving and maintaining desired levels of member engagement, clinical outcomes, and cost savings for our customers and channel partners, and, as a result, our past performance may not be indicative of our ability to achieve positive member engagement, clinical outcomes, and cost savings in future periods. We assume the risk that the cost of providing our programs will exceed the compensation we receive. If we fail to achieve or maintain meaningful member engagement, clinical outcomes, and cost savings for our customers and channel partners, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
We incur significant upfront costs in establishing and expanding our relationships with employers, health plans, PBMs, health systems, government entities, and other existing and potential customers and channel partners, and if we are unable to maintain and grow these relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We devote significant resources to establish and expand upon our relationships with employers, health plans, PBMs, health systems, government entities, and other existing and potential customers and channel partners to offer and implement our programs. This is particularly so in the case of large organizations, including health plans and PBMs, and government entities, that often request or require specific features, functions, or integrations unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to enroll individuals covered by our customers and channel partners to participate in our programs, deliver a successful experience for customers, channel partners, and members, and persuade existing and potential customers and channel partners to maintain and grow their relationship with us over time. Additionally, as our business grows, our costs in acquiring customers and channel partners could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale, if our investments in these relationships fail to materialize, or if we fail to manage or anticipate the evolution and demand of our billing model, our enrollment rate may decrease, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.

We incur significant upfront costs in establishing our relationships with members, and if we are unable to maintain member engagement over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We devote significant resources to securing access to customers, channel partners, and their covered individuals, informing covered individuals that our programs are available to them, and enrolling covered individuals as members in our programs. We also incur significant upfront costs in providing devices and supplies to members upon enrollment in our programs. Accordingly, our results of operations and prospects will depend in substantial part on our ability to deliver a successful experience for members and maintain member engagement over time. Additionally, as our business grows, our upfront member acquisition and enrollment costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. If we fail to achieve appropriate economies of scale, fail to maintain sufficient member engagement, or fail to manage or anticipate the evolution and demand of our billing model, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
A substantial portion of our sales comes from or through a limited number of customers and channel partners that operate as resellers.
Historically, we have relied on a limited number of customers, including employers, health plans, PBMs, health systems, government entities, and other entities that pay for the cost of our programs, and channel partners, including health plans and PBMs, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers. Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 76% and 69% of our revenue for the three months ended June 30, 2025 and 2024, respectively, and 75% and 68% of our revenue for the six months ended June 30, 2025 and 2024, respectively. As of and for the three months ended June 30, 2025, we had one health plan or PBM that accounted for 27% of our accounts receivable, net and 32% of our revenue, and a second health plan or PBM that accounted for 19% of our accounts receivable, net and 33% of our revenue. For the six months ended June 30, 2025, we had one health plan or PBM that accounted for 31% of our revenue, and a second health plan or PBM that accounted for 32% of our revenue, As of and for the three months ended June 30, 2024, we had one health plan or PBM that accounted for 29% of our accounts receivable, net and 37% of our revenue, and a second health plan or PBM that accounted for 28% of our accounts receivable, net and 18% of our revenue. For the six months ended June 30, 2024, we had one health plan or PBM that accounted for 37% of our revenue, and a second health plan or PBM that accounted for 18% of our revenue. Each of these health plans or PBMs are affiliates of The Cigna Group. In general, our customers and channel partners work with us on a non-exclusive basis. If we are unable to establish, maintain, or grow these relationships over time or if customers or channel partners refer business to our competitors instead, we are likely to fail to recover these costs and our results of operations and prospects will suffer. The loss of any of our key customers or channel partners could negatively impact our revenue as we work to obtain new customers or establish replacement channel partner relationships. Contracts with our key customers and channel partners may be terminated before their term expires for various reasons, subject to certain conditions. For example, most of our contracts are terminable for convenience by our customers and channel partners, subject to a notice period. Certain contracts may be terminated immediately by the customer or channel partner if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs, or if we fail to comply with certain specified laws.

We could also lose customers if those customers contract for our programs through a health plan or other channel partner and subsequently elect to migrate to a new health plan or channel partner with which we do not have an existing contractual relationship for certain programs or at all or are not able to establish a new contractual relationship. Additionally, mergers and acquisitions involving us, our customers, our channel partners, or their competitors could lead to cancellation or non-renewal of our contracts with those customers or channel partners or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers, channel partners, and members. Acquisitions involving our customers or channel partners could also lead to a loss of customers, channel partners, or members if we are not contracted, or are unable to obtain a contract, with the acquiring company or its benefit providers or channel partners. In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our channel partners. Identifying channel partners and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce enrollments in, or utilization of, our programs. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations and prospects may suffer. Even if we are successful, these relationships may not result in increased use of our programs by customers, channel partners, or members or increased revenue.
If we are unable to attract new customers and channel partners and increase member enrollment from new and existing customers and channel partners, our revenue growth could be slower than we expect, and our business may be adversely affected.
We generate, and expect to continue to generate, revenue from member enrollment and engagement in our programs. As a result, widespread acceptance and use of virtual-first care for chronic conditions in general, and our platform in particular, is critical to our future growth and success. If the market fails to grow or grows more slowly than we currently anticipate, demand for our programs could be negatively affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers and channel partners. If we fail to attract new customers and channel partners and fail to maintain and expand new relationships, our revenue may grow more slowly than we expect, may not grow at all, or may decline, and our business may be adversely affected. Once we enter into an agreement with a customer or channel partner, our revenue will depend on the number of covered individuals we successfully enroll as members and their ongoing engagement in the programs. Demand for virtual-first care for chronic conditions in general, and our platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•awareness of our programs and the adoption of technology in healthcare generally;
•availability of products and services that compete with ours;
•ease of adoption and use;
•features and program experience;
•performance;
•brand;
•data privacy and cybersecurity; and
•pricing.
Our future revenue growth also depends upon increasing member enrollment with existing customers and channel partners. If we are not successful in increasing member enrollment in the programs currently contracted for by our customers and channel partners (or future programs our customers or channel partners contract for over time), or if our customers or channel partners do not renew their agreements or renew their agreements with us at lower prices or on less favorable terms, our revenue may grow more slowly than expected, may not grow at all, or may decline.

Customer and channel partner renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment of our programs, meaningful reductions in our customers’ spending levels, changes in their business models and use cases, the actual or perceived clinical outcomes or cost savings of our programs, satisfaction or dissatisfaction with our programs among our customers and channel partners, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions. Any prolonged shutdown of a significant portion of global economic activity or a downturn in the global or domestic economy, including as a result of a pandemic or public health threat (such as the COVID-19 pandemic), would adversely affect the industries in which our customers and channel partners operate, which could adversely affect their willingness or ability to renew their agreements with us. If our customers or channel partners do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
Potential members’ failure to enroll after a customer or channel partner enters into an agreement with us could materially and adversely affect our business, financial condition, results of operations, and prospects.
We believe our future success will depend in part on our ability to increase both the speed and success of member enrollment, by improving our member outreach, engagement, and enrollment methodology, hiring and training qualified professionals, and increasing our ability to integrate into large-scale, complex technology environments. In some cases, customers and channel partners initially enter into an agreement with us for one or more of our programs, but, for a variety of potential reasons, covered individuals fail to ultimately enroll at the expected volume. For example, the conditions that our programs address may be less prevalent among the covered individuals than we expect and/or our customers and channel partners may provide limited contact information for outreach campaigns or otherwise not adequately enable or permit outreach campaigns to covered individuals generally or at our preferred timing. In addition, we rely on email outreach to enroll covered individuals, and from time to time, the interfaces, features, or policies of email applications, email service providers, mobile device operating systems, or other relevant software are altered or updated, which may adversely impact our ability to effectively reach covered individuals to facilitate their enrollment, and as a result, could materially and adversely affect member enrollment rates. For these and other reasons, our forecasts may not accurately estimate enrollment rates or the number of enrolled members. For additional information on the assumptions we rely on to anticipate expected growth for our business and revenue, see the risk factor titled “The market for our programs is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the U.S. is undergoing significant structural change, which makes it difficult to forecast demand for our programs.” If we are unable to achieve the expected volume of member enrollment, or unable to do so in a timely manner, customers and channel partners are unlikely to renew their agreements with us and/or expand their agreements with us to include additional programs, and we would not be able to generate future revenue from those relationships, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
If our customers or channel partners are unwilling or unable to conduct or enable outreach campaigns directed at covered individuals, we may not enroll members at the rates we expect, which may adversely affect our business, financial condition, results of operations, and prospects.
We rely largely on information supplied by our customers and channel partners to conduct outreach campaigns directed at covered individuals, and though we often assist with these outreach campaigns, we do not control our customers’ or channel partners’ enrollment outreach schedules. As a result, if they are unwilling or unable to supply information needed for outreach campaigns or are unwilling or unable to enable outreach campaigns generally, or if enrollment launch dates are delayed, we could fail to meet our enrollment and revenue expectations, which may adversely impact our business, financial condition, results of operations, and prospects.
The size of the addressable markets for our programs are estimates and may be smaller than we believe.
Our estimate of the total addressable market for our programs is based on a number of internal and third-party estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for prediabetes and diabetes, hypertension, musculoskeletal conditions, and our programs, these estimates may not be correct, and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the total addressable market for our programs may prove to be incorrect. In addition, changes in underlying causes or risk factors for the conditions that our programs address, such as the impact of GLP-1 drugs on obesity, could impact our estimates of the total addressable market. If the actual number of members who would benefit from our programs and the total addressable market for our programs is smaller than we have estimated, our future growth could be adversely impacted.

We will need to increase the size of our organization, including our Care Teams, and we may experience difficulties in managing growth and attracting talent. A deterioration in our relationships with our employees and other service providers could have an adverse impact on our business.
As of June 30, 2025, we employed 859 full-time employees, which includes our health coaches and other Care Team members as well as individuals across sales and marketing, research and development, and general and administrative functions. In the future, we expect to expand our managerial, clinical, scientific, technological, operational, finance, and other resources in order to manage our operations and continue our program development activities. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. In particular, we rely in large part on our Care Teams for the delivery of our programs, and we may be unable to scale our Care Teams efficiently to manage costs through economies of scale due to limitations on the number of members that our Care Teams are able to support. If we fail to do so, we may incur significant costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects, and negatively impact our ability to achieve or maintain profitability in the future.
Our need to effectively execute our growth strategy requires that we efficiently identify, recruit, retain, incentivize, and integrate additional talent, and maintaining good relationships with our employees and other service providers is crucial to our operations. Our employees may attempt to unionize, which could limit our ability to manage our workforce effectively, cause disruptions to our operations, including as a result of strikes, work stoppages, or other labor disputes, and otherwise materially and adversely affect our business, financial condition, results of operations, and prospects.
If the shift by companies to adopt business models billed based on enrollments, engagement, and/or outcomes, and, in particular, the market for our programs, develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Our success depends on companies shifting to business models billed based on enrollments, engagement, and/or outcomes and choosing to adopt healthcare products and services through such models. The adoption of these types of health management programs is still relatively new, and enterprises may choose not to shift their business models or, if they do, may decide that they do not need a healthcare solution that offers the range of services that we offer. Accordingly, it is difficult to predict adoption rates and demand for our programs, the future growth rate and size of our market, or the entry of competitive solutions. Factors that may affect market acceptance of our programs include:
•the number of companies shifting to these business models;
•the number of consumers and businesses adopting new, flexible ways to consume products and services;
•our success in informing covered individuals that our programs are available to them and the number of covered individuals that choose to enroll in our programs;
•the security capabilities, reliability, and availability of cloud-based services;
•concerns from customers, channel partners, or members with entrusting a third party to store and manage their data, especially health-related, confidential, or sensitive data;
•our ability to minimize the time and resources required to launch our programs;
•our ability to maintain member engagement and high levels of member satisfaction;
•our ability to provide measurable and meaningful cost savings to existing and potential customers and channel partners;
•our ability to deliver upgrades and other changes to our programs without disruption to our customers, channel partners, or members;
•the level of customization or configuration we offer within our programs; and
•the price, cost-savings, performance, and availability of competing products and services.

The markets for products and services billed based on enrollments, engagement, and/or outcomes generally, and for solutions for chronic conditions in particular, may not develop further or may develop more slowly than we expect. If companies do not shift to these business models and these health management tools do not achieve widespread adoption, or if there is a reduction in demand for these types of products and services or health management tools due to technological challenges, weakening economic conditions, data privacy or cybersecurity concerns, decreases in corporate spending, a lack of acceptance among prospective members, or otherwise, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Our programs may result in member harm or injury.
Our programs are designed under the oversight of qualified healthcare professionals, and we train our Care Teams to comply with appropriate standards and protocol for delivery of care and the recognition and management of escalation events. Our success depends in part on the ability of our healthcare professionals to obtain and maintain all necessary licenses, certifications, permits, and other approvals, and to provide services to members in compliance with applicable laws, including scope of practice laws, as well as our policies. Nevertheless, if future results or experience indicate that our programs cause unexpected or serious complications or other unforeseen negative effects, our members may seek significant compensation from us or our affiliated professional entities or cease using our platform and programs, or our customers or channel partners could cease doing business with us. We may also be contractually required to indemnify and hold harmless third parties, such as customers or channel partners, from the costs of member harm or injury. There can be no assurance that provisions typically included in our terms with members or in our agreements with our customers and channel partners that attempt to limit exposure to legal claims would be enforceable or adequate or would protect us or our affiliated professional entities from liabilities or damages. Even if a claim is not successful, any claim brought against us or our affiliated professional entities would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, our business, or the business of our affiliated professional entities. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from such claims. As a result, we or our affiliated professional entities could face significant legal liability or harm to our or our affiliated professional entities’ reputation, business, financial condition, results of operations, and prospects.

Any disruption of service at our third-party data centers and hosting providers, including Amazon Web Services, or at software-as-a-service (“SaaS”) companies or other vendors could interrupt or delay our ability to deliver our programs to our customers, channel partners, and members and harm our business, financial condition, results of operations, and prospects.
We currently host our platform, serve our customers, channel partners, and members, and support our operations primarily from third-party data centers and hosting providers, including Amazon Web Services (“AWS”), a provider of cloud infrastructure services, and we also rely on other services provided by SaaS companies and other vendors. We expect this dependence on third parties to continue. We do not have control over the operations of the facilities of our data center providers or hosting providers, including AWS, SaaS companies, or other vendors. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyberattacks, terrorist attacks, power losses, telecommunications failures, public health emergencies, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to deliver our programs. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The continued and uninterrupted performance of our programs and connected devices provided in connection with our programs is critical to our success. We may experience material interruptions, disruptions, outages, and other performance problems to our systems as a result of third-party data centers and hosting providers, including AWS, SaaS companies, or other vendors. Because our programs are used by our members to manage chronic conditions, it is critical that our programs and related connected devices be accessible without significant interruption or degradation of performance. Members may become dissatisfied by any system failure that interrupts our ability to provide our programs to them or that impacts the functionality of the connected devices provided in connection with our programs. Outages could lead to the triggering of our service-level agreements or performance guarantees and the issuance of repayments to our customers and channel partners, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS, SaaS providers, or other vendors. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our programs to customers, channel partners, and members and result in contract terminations, thereby reducing revenue and harming our business, financial condition, results of operations, and prospects. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use and adoption of our programs. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our ability to deliver our programs. To the extent we do not effectively respond to any such interruptions, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate traffic, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Furthermore, our disaster recovery systems and those of third parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause cybersecurity breaches or the loss of data or functionality and could, in turn, lead to a material adverse effect on our business, financial condition results of operations, and prospects.
Our third-party data center and hosting providers, including AWS, SaaS providers, and other vendors do not have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these providers on commercially reasonable terms, if our agreements with our providers are prematurely terminated, or if in the future we add additional data center or hosting providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new providers. If these providers were to increase the cost of their services, we may have to increase the price of our programs, and our business, financial condition, results of operations, and prospects could be harmed.
We depend on a limited number of third-party suppliers for certain devices and other supplies that we deliver to members in connection with our programs, for cellular device connectivity, and for certain complementary healthcare services provided by external partners, such as prescriptions or physician referrals, and the loss of any of these suppliers or partners, or their inability to support our required volume, could materially and adversely affect our business, financial condition, results of operations, and prospects.
Most of our contracts with customers and channel partners require that we deliver certain connected devices and other supplies to new members within a certain period of time, and certain of our contracts also provide that we will coordinate with external partners for certain healthcare services complementary to our programs, such as certain prescriptions or physician referrals. If we are unable to meet these obligations, our customers and channel partners may decide to terminate their contracts.

We rely on a limited number of suppliers for devices and supplies that we deliver in connection with our programs, including wireless scales, blood pressure monitors, blood glucose monitors, and other supplies, and a limited number of third parties for cellular device connections. We utilize a single supplier and exclusive partner for continuous glucose monitors provided in Omada for Diabetes and work with a single distributor for delivery of the continuous glucose monitors. We also rely on a limited number of external partners to supply certain healthcare services complementary to but not included in our programs, such as prescriptions for continuous glucose monitors or physician referrals to physical therapy, where required.
For our business strategy to be successful, our suppliers and partners must be able to provide us with devices, supplies, connectivity, and services in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs, and on a timely basis. Increases in our program sales, whether forecasted or unanticipated, could strain the ability of our suppliers and partners to deliver an increasingly large supply of devices, supplies, connectivity, or services in a manner that meets these various requirements. Our suppliers and partners may encounter problems that limit their ability to supply products, supplies, and services for us, or that result in increases in the prices they charge us for such products, supplies, and services, including financial difficulties, labor shortages, the imposition of new trade protection measures, such as tariffs and other duties, and shutdowns related to epidemics, pandemics, or other health crises, and, for our device and supply partners, shipping delays, damage to their manufacturing equipment or facilities, or challenges with establishing and operating new facilities in new jurisdictions. Quality or performance failures of these devices, supplies, connectivity, or services or changes in our partners’ financial or business condition could disrupt our ability to supply quality devices and supplies to our members or to connect them to quality services, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We are dependent on a limited number of third-party manufacturers and suppliers who operate in international markets, which exposes us to foreign operational and political risks that may harm our business.
We rely on a limited number of manufacturers and suppliers for devices and supplies that we deliver in connection with our programs, including wireless scales, blood pressure monitors, blood glucose monitors, and other supplies, and, among other things, certain of the technology and raw materials used in the manufacturing of those devices and supplies. Most of the devices and supplies delivered in connection with our programs are currently manufactured in China and may be manufactured in other international markets in the future. Our reliance on an international supply chain exposes us to risks and uncertainties, including:
•controlling quality of supplies;
•trade protection measures, such as tariffs and other duties, especially in light of previous and potential future actions by the Trump Administration signaling more aggressive trade policies, which could exacerbate trade disputes between the U.S. and several foreign countries, including China, as well as sanctions and export control measures targeting certain countries, and increases in the prices of devices and supplies delivered in connection with our programs;
•political, social, and economic instability;
•the outbreak of contagious diseases, such as COVID-19;
•laws and business practices that favor local companies;
•interruptions and limitations in telecommunication services, shipping services, or logistics;
•product or material delays or disruption;
•import and export license requirements and restrictions;
•difficulties in the protection of intellectual property;
•exchange controls, currency restrictions, and fluctuations in currency values; and
•potential adverse tax consequences.

If any of these risks were to materialize, our third-party manufacturers and suppliers may be unable to provide the devices and other supplies in the required amounts or at the contracted cost. As a result, we may need to contract with new manufacturers and suppliers, which could increase our costs and delay the delivery of devices and other supplies to our members. Our contracts with customers and channel partners generally provide that we will deliver devices and supplies to members at the beginning of their participation in our programs, and any failure to do so could materially and adversely affect our business, financial condition, results of operations, and prospects.
If manufacturers and suppliers are unable to procure raw materials or semi-finished products or to produce the devices provided in connection with our programs, our business may suffer.
If the suppliers or third-party manufacturers of the devices provided in connection with our programs experience shortages, limited access to, or increased costs of certain raw materials and other semi-finished or finished goods, it may result in production delays or delays in deliveries to members of the connected devices and other supplies provided in connection with our programs. Production by one or more manufacturers or suppliers may be suspended or delayed, temporarily or permanently, due to economic or technical problems such as the insolvency of the manufacturer, the failure of the manufacturing facilities, or disruption of the production process, all of which are beyond our control. Any shortage, delay, or interruption in the availability of the connected devices and supplies provided in connection with our programs may negatively affect our ability to meet demand. As a result, our business may be unable to offer a satisfactory experience to customers, channel partners, and members, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We experience seasonality in our business, which may cause fluctuations in our financial results.
Historically, we have experienced, and expect to continue to experience, seasonality in our business, with a higher number of closed sales in the late spring and early fall and higher enrollment launch rates in the first and second quarters of the year. We believe that this results in part from the timing of open enrollment periods of many of our customers. We may be affected by seasonal trends in the future, particularly as our business matures. These effects may become more pronounced as we target larger organizations with larger budgets for use of our programs. These factors may contribute to substantial fluctuations in our quarterly results of operations. Because of these fluctuations, among other factors, it is possible that in future periods our results of operations will fall below the expectations of securities analysts or investors, in which case the market price of our common stock would likely decrease. These fluctuations, among other factors, also mean that our results of operations in any particular period may not be relied upon as an indication of future performance.
We or the third parties upon whom we depend may be adversely affected by natural disasters and other catastrophic events, and our business continuity and disaster recovery plans may not adequately protect us from a serious natural disaster or other catastrophic event. Any interruption in our operations or the operations of third parties who supply the devices and other supplies provided in connection with our programs, connectivity of those devices, or services complementary to our programs may have a material adverse effect on our business, financial condition, results of operations, and prospects.
Severe weather, natural disasters, and other catastrophic events, including pandemics or other public health crises (such as the COVID-19 pandemic), earthquakes, tsunamis, hurricanes, floods, fires, explosions, accidents, power outages, cyberattacks, telecommunications failures, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, wars or other conflicts (including wars in Ukraine and the Middle East), sabotage, terrorist attacks, or other intentional acts of vandalism or misconduct could severely disrupt our operations, or the operations of third parties who supply the devices and other supplies provided in connection with our programs, connectivity of those devices, or services complementary to our programs, and have a material adverse effect on our business, financial condition, results of operations, and prospects.

If a natural disaster or other catastrophic event occurs that prevents us or third-party suppliers from using all or a significant portion of our or their headquarters or other facilities, that damages critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. A mechanical failure or disruption affecting any major operating line may result in a disruption to our ability to supply customers, channel partners, and members, and standby capacity may not be available. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar catastrophic event. The potential impact of any disruption would depend on the nature and extent of the damage caused by a disaster. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our corporate headquarters has historically been located in the San Francisco Bay Area, which has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We are subject to a number of risks related to the credit card and debit card payments we accept.
We accept payments from a limited number of members who pay member cost-sharing amounts, such as copayments, deductibles, or co-insurance, for our programs and pay those amounts through credit and debit card transactions. We receive these payments through third-party providers, which subjects us to compliance with the rules of the payment card networks (including the payment card industry data security standards) and laws and regulations governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Although we primarily rely on these third-party providers for payment processing, to the extent a data breach of payment data occurs on our or their systems, we may be liable for significant costs incurred by customers, channel partners, banks, and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In the event of any fraud, if we fail to adequately control fraudulent transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher payment-related costs, each of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Any failure on our part to comply fully with the foregoing laws, rules, and regulations also may subject us to fines, penalties, damages, and civil liability, and may result in the loss of our ability to accept credit and debit card payments. Further, there is no guarantee that such compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to bank accounts, credit and debit cards, card holders, and transactions.

We use AI and machine learning to operate certain features of our programs and to enable certain business processes, which due to a changing regulatory landscape, could adversely affect our business, financial condition, and results of operations.
We use AI, machine learning, and automated decision-making technologies, including AI and machine learning algorithms and models (collectively, “AI technologies”), to generate and surface insights to our Care Teams as part of our efforts to increase their efficiency and productivity and to power certain member-facing features of our programs intended to deliver only educational resources, recommendations, or support, in each case, for maintaining or encouraging a healthy lifestyle. We anticipate making significant investments to continuously improve our use of such technologies. There are significant risks involved in the development and deployment of AI technologies, and there can be no assurance that our or our third-party service providers’ or partners’ use of these technologies will perform as expected, enhance our products or services, or be beneficial to our business, including our efficiency or profitability. For example, the continued use of any AI technologies in our products and services, or those of our third-party service providers and partners, may give rise to risks related to, among other things, inaccurate, biased, or harmful recommendations, data privacy, confidentiality, cybersecurity and data provenance concerns, new or enhanced governmental or regulatory scrutiny, litigation or other legal liability, ethical concerns, negative perceptions as to AI among customers, channel partners, or members, and other complications that could erode confidence in our brand, harm our reputation, and adversely affect our business, financial condition, results of operations, and prospects. While we have instituted policies applicable to our Care Teams and other employees and consultants that govern the development and use of AI, these individuals may breach or violate the terms of these policies and we may not have adequate remedies for any such breach or violation. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party AI technologies, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. In addition, market acceptance and consumer perceptions of AI technologies is uncertain.
We face significant competition from other companies with respect to utilizing AI technologies. To the extent AI technology development and utilization from our industry competitors proves to be successful, or more successful than our approach, demand for our programs, and thus our business, could be adversely affected. If we cannot develop, offer, or deploy new AI technologies as effectively, as quickly, and/or as cost-effectively as our competitors, or if we cannot access the infrastructure needed to continue our development, our operating results, relationships with customers and channel partners, and growth could be materially and adversely affected.
The rapid evolution of AI technologies will require the application of resources to develop, test, maintain, and improve our programs to help ensure that the AI technologies are, and remain, accurate and efficient. We expect our AI technology initiatives will over time require increased investment in technology infrastructure and may require additional specialized headcount. The continuous development, testing, maintenance, and deployment of our AI technologies may also increase the cost profile of our offerings and may involve unforeseen difficulties including material performance problems, undetected defects, or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that may prevent our AI technologies from operating properly, which could adversely affect our business.

The regulatory framework for AI is rapidly evolving, and many federal, state, and foreign governmental bodies and agencies have introduced and/or are currently considering additional laws and regulations. The Trump Administration has rescinded an executive order relating to the safe and secure development and deployment of AI technologies that was previously implemented by the Biden Administration. The Trump Administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review all rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is inconsistent with, or presents a barrier to, the Trump Administration’s new executive order. Thus, the Trump Administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies or may implement new executive orders and/or other rulemaking relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our programs, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. California also enacted several new laws in 2024 that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. New laws, rules, directives, and regulations governing AI technologies and changes to existing ones may adversely affect the ability of our business to use or rely on certain AI technologies. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our programs and our business. We may not always be able to anticipate how to respond to these new or updated laws or regulations, and they may affect our ability to use AI technologies. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, including the redesign of our platform or programs to achieve compliance, could be significant and could increase our operating expenses, and we may be at increased risk of claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI technologies could materially and adversely affect our brand, reputation, business, financial condition, results of operations, and prospects.
If we fail to attract and retain senior leadership and key clinical, scientific, and technology employees and other service providers, our business may be materially and adversely affected.
Our success depends in part on our continued ability to attract, retain, and motivate highly qualified leadership and clinical and scientific talent. We are highly dependent upon our senior leadership, particularly our Co-Founder and Chief Executive Officer, Sean Duffy, our President, Wei-Li Shao, and our Chief Financial Officer, Steve Cook, as well as our senior clinical, scientific, and technology employees and other service providers and other members of our senior management team. Mr. Duffy, Mr. Shao, Mr. Cook, and other members of our senior management team are at-will employees, which means that they could resign or be terminated for any reason at any time. The unplanned loss of the services of any of our members of senior leadership could materially and adversely affect our business until a suitable replacement can be found, which may not be immediate and could require us to expend significant resources.
Competition for qualified talent in the digital health field in general is intense due to the limited number of individuals who possess the training, skills, and experience required by our industry. In addition, our future growth and success also depend on our ability to attract, recruit, develop, and retain skilled managerial, clinical, scientific, sales, administration, operating, and technical employees and other service providers. We will continue to review, and where necessary, strengthen, our senior leadership as the needs of our business develop, including through internal promotion and external hires. However, there may be a limited number of persons with the requisite competencies to serve in these positions, and we cannot assure you that we would be able to locate or employ such qualified talent on terms acceptable to us, or at all. Therefore, the unplanned loss of one or more of our key employees or other service providers, or our failure to attract and retain additional key employees or other service providers, could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, to the extent we hire talent from competitors, we may be subject to allegations that such employees or other service providers have divulged proprietary or other confidential information.

In addition, our success is dependent upon our continued ability to recruit and maintain the personnel for our member-facing Care Teams, composed of health coaches, relevant specialists, and licensed physical therapists. Our Care Teams are intended to remain with a member throughout their entire journey with Omada. If we are unable to recruit and retain Care Team personnel, our ability to provide continuity of care to our members may suffer, and our business may be adversely affected.
We rely largely on our direct sales force, and if we are unable to maintain or expand our sales force, it could impede our growth or harm our business.
We rely largely on our direct sales force to market and sell our products to customers and channel partners. We do not have any long-term employment contracts with the members of our direct sales force. Our results of operations are directly dependent upon the sales and marketing efforts of our sales and customer support teams. If our employees fail to adequately promote, market, and sell our products, our sales could significantly decrease. If our sales and marketing representatives fail to achieve their objectives, we may not enter into agreements with new customers or channel partners or maintain existing agreements, and member enrollment could decrease or may not increase at levels that are in line with our forecasts. As we launch new programs, expand our program offerings, and increase our marketing efforts with respect to existing programs, we will need to expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate skilled employees with significant technical knowledge in various areas. New hires require training and take time to achieve full productivity.
Additionally, other companies in our industry may rely predominantly or in part on third-party resellers or other distributors. Our direct sales force may subject us to higher fixed costs than those of any competitors that market their products through independent third parties, due to the costs associated with employee benefits, training, and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our programs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
A decline in the prevalence of employer-sponsored healthcare could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We currently derive a large portion of our revenue from our arrangements with customers that purchase healthcare for their employees (via insurance or self-funded benefit plans), either through direct contracts with us or through our relationships with our channel partners, including health plans, PBMs, and other resellers. These customers provide benefits for all or a portion of their employees who, in turn, may become eligible members. A large part of the demand for our programs among customers depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees. Various factors, including changes in the healthcare insurance market or in government regulation of the healthcare industry, could cause a decline in employer-sponsored healthcare, which could adversely affect the market for our programs and negatively affect our business and results of operations. Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over state-sponsored insurance marketplaces. Other changes or developments in U.S. health insurance markets, including efforts to create a single-payer or government-run health insurance program, could also have a material adverse effect on our business, financial condition, results of operations, and prospects. If any of these changes were to occur, there is no guarantee that we would be able to compensate for the loss in revenue derived from customers by increasing member acquisition through other channels, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.

Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle, particularly with respect to large organizations and government entities. The sales cycle for our programs from initial contact with a potential customer or channel partner to member enrollment launch varies widely, ranging in some cases to over a year. Some of our customers and channel partners, especially in the case of large organizations and government entities, undertake a significant and prolonged evaluation process, including to determine whether our programs meet their unique healthcare needs, which frequently involves evaluation of not only our programs but also other available solutions, which results in extended sales cycles. Our sales efforts involve educating our customers and channel partners about the ease of use, technical capabilities, and potential benefits of our programs. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in the internal procurement processes of our customers and channel partners, particularly for some larger organizations and government entities for which our programs represent a small percentage of their total procurement activity. There are many other customer-specific factors that contribute to the timing of purchases and resulting timing of our revenue recognition, including the strategic importance of a particular project to a customer or channel partner, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our program enhancements and the introduction of new products or solutions by our competitors may also affect purchases. Even if a customer or channel partner decides to purchase our programs, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a customer or channel partner enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of approximately three months. As part of the enrollment process, we incur significant expense explaining the benefits of our programs again to potential members to encourage them to enroll. We do not receive any payment from our customers or channel partners until members enroll and begin using our programs, which could be months following signing an agreement for our programs. Moreover, our contracts with customers and channel partners generally may provide that some fees are subject to repayment if certain clinical outcomes or other performance criteria are not met. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, the period in which revenue from a sale will be recognized, or the amount of revenue that we will ultimately recognize.
It is possible that in the future we may experience even longer sales cycles, more complex customer and channel partner needs, higher upfront sales costs, and less predictability in completing some of our sales as we continue to expand our direct sales force and channel partner relationships, expand into new territories, and market additional programs to potential customers and channel partners. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, our revenue could be lower than expected, and it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Any failure to offer high-quality support for our customers, channel partners, and members may adversely affect our relationships with our existing and prospective customers, channel partners, and members and, in turn, our business, financial condition, results of operations, and prospects.
Our customers and channel partners, in implementing our programs, and our members, in using our programs, depend on our support teams to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for support. We also may be unable to modify the nature, scope, and delivery of our programs or support for customers, channel partners, and members to compete with changes in solutions provided by our competitors. Increased demand for support could increase costs and adversely affect our financial condition, results of operations, and prospects. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers, channel partners, and members. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality customer or member support, could adversely affect our reputation and our ability to sell our programs and, in turn, our business, financial condition, results of operations, and prospects.

If we fail to develop widespread brand awareness cost-effectively or are subject to widespread negative media coverage, our business may suffer.
We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our programs and attracting new customers, channel partners, and members. Our brand promotion activities may not generate awareness among customers, channel partners, or members or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers, channel partners, or members necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad adoption of our programs.
In addition, unfavorable publicity regarding us or our management, our business, our programs, our peer reviewed publications or studies, the healthcare industry generally and/or virtual care providers specifically, litigation or regulatory activity, or our data privacy, cybersecurity, AI, or safety practices, or those of our business partners or other participants in our industry, could materially and adversely affect our reputation. For example, news media outlets may from time to time provide negative coverage regarding virtual care, including with respect to the effectiveness of virtual care programs. If public perception is influenced by claims that virtual care programs are not effective for treating chronic conditions, whether related to our programs or those of our competitors, our programs may not be accepted by potential customers, channel partners, or members. Moreover, negative publicity regarding the virtual care industry generally may result in increased regulation and legislative review of industry practices that further increase the costs of doing business. Any negative media coverage or public perceptions about us or our industry, regardless of the accuracy of such reporting or perceptions, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain customers, channel partners, members, or employees, and result in decreased revenue, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
If we are not able to develop and release new programs and services or to develop and release successful enhancements to, new features for, and modifications to our existing programs, services, and platform, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
The markets in which we operate are characterized by rapid technological change, frequent new product and service introductions and enhancements, changing demands from customers and channel partners, updates to clinical guidelines and best practices, and evolving industry standards. The introduction of new drugs, changes in clinical guidelines or healthcare benefits, or the evolution of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. In particular, the rapid pace of innovation in AI and machine learning can lead to the development of new, improved, or more cost-effective solutions that could render our programs and offerings less competitive or obsolete. Additionally, changes in laws and regulations could impact the usefulness of our programs and could necessitate changes or modifications to our programs to accommodate such changes.

We invest substantial resources in researching and developing new programs and enhancing our programs and platform by incorporating additional features, improving functionality, and adding other improvements to meet market demands and our members’ evolving needs. The success of any enhancements or improvements to our platform, programs, or any new programs depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our programs platform and third-party partners’ technologies, clinical results, cost effectiveness, and overall market acceptance. Our development of programs also depends on rights or interests in certain intellectual property, which we or third parties on which we rely may own or license. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform, programs, or any new programs that respond to continued changes in market demands or new requirements from customers or channel partners, and any enhancements or improvements to our platform, programs, or any new programs may not achieve market acceptance or may otherwise be negatively impacted by third-party actions that are outside of our control. For example, we have developed GLP-1 Care Tracks to support members who are engaged in one of our cardiometabolic programs to enable their success before, during, and after GLP-1 therapy. The GLP-1 therapeutic space is new and rapidly evolving, and actions by employers, health plans, PBMs, pharmaceutical companies, and other third parties. including federal, state, or local governments, could negatively impact the adoption of our GLP-1 Care Tracks. For example, if pharmaceutical companies restrict cost rebates or other incentives for GLP-1s for employers who place conditions on the use of GLP-1s (such as participation in our program), market acceptance of our GLP-1 Care Tracks could be materially and adversely affected. Conversely, certain health plans, PBMs, employers, or other customers or channel partners may require that members enroll in, and engage with, one of our GLP-1 Care Tracks as a condition of receiving GLP-1 prescriptions. When health plans, PBMs, employers, or other customers or channel partners require that members enroll in, and engage with, one of our GLP-1 Care Tracks as a condition of receiving GLP-1 prescriptions, we may provide data reporting that those customers and channel partners use in their review or adjudication of prescription requests. If our data reporting systems or processes are delayed, disrupted, or otherwise fail to work as intended, the prescription processes of our customers and channel partners may be negatively affected, which may result in delayed prescriptions, which in turn could cause member harm or materially and adversely impact our relationships with customers and channel partners. Although, as of June 30, 2025, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan, members could react negatively to these requirements. Although these conditions are not imposed by Omada directly, members could nevertheless attribute these requirements to us and develop a negative perception of us or our programs and our business, which could harm our brand and reputation. Moreover, if the use of GLP-1 therapy for weight loss receives negative publicity and/or one or more GLP-1s are determined to be harmful, the use of GLP-1s for weight loss could decline, which would reduce demand for our GLP-1 Care Tracks and, in turn, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
Since developing our platform and programs and acquiring new technologies is complex, the timetable for the release of new programs and enhancements to existing programs and our platform is difficult to predict, and we may not offer new programs and updates to existing programs and our platform as rapidly as our customers or channel partners require or expect. Any new programs or updates to our platform that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new programs, we may experience a decline in revenue of our existing programs that is not offset by revenue from the new programs. For example, customers and channel partners may delay making purchases of new programs to permit them to make a more thorough evaluation of these programs or until industry and marketplace reviews become widely available. Some customers or channel partners may hesitate to migrate to a new platform or program due to concerns regarding the performance of the new platform or program. This could result in a temporary or permanent revenue shortfall and materially and adversely affect our business, financial condition, results of operations, and prospects.

To the extent we expand internationally we will face additional business, political, regulatory, operational, financial, and economic risks, any of which could increase our costs, hinder our growth, and harm our business, financial condition, results of operations, and prospects.
Historically, substantially all of our sales have been to customers and channel partners in the U.S. Expanding our business to attract customers, channel partners, and members in countries other than the U.S. in the future may be an element of our long-term business strategy and, to the extent we enter into international markets in the future, there are significant costs and risks inherent in conducting business in international markets. In addition, expansion into foreign markets would impose additional burdens on our executive and administrative personnel, finance, and legal teams, research and marketing teams, and general managerial resources. If we expand, or attempt to expand, into foreign markets, we will be subject to new business and regulatory risks, including:
•multiple, conflicting, and changing laws and regulations such as tax laws, privacy, data protection, and AI-related laws and regulations, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses, which may be more difficult to comply with than U.S. laws and regulations;
•obtaining regulatory approvals or clearances where required for the sale of our programs and the delivery of connected devices provided in connection with our programs in various countries;
•increased management, infrastructure, and legal compliance costs associated with having customers, channel partners, and members in multiple jurisdictions;
•requirements to maintain data and the processing of that data on servers located within the U.S. or in such other countries;
•protecting and enforcing our intellectual property rights;
•complexities associated with managing multiple payer reimbursement regimes, including government payers;
•logistics and regulations associated with shipping our wireless scales, blood pressure monitors, blood glucose monitors, and other connected devices and supplies;
•competition from companies with significant market share in international markets and with a better understanding of user preferences in such markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our programs, and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, political unrest, public health threats or outbreaks of disease (including a pandemic similar to the COVID-19 pandemic), boycotts, curtailment of trade, and other market restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the Foreign Corrupt Practices Act (the “FCPA”).

Our ability to continue to expand our business and to attract talented employees, customers, channel partners, and members in various international markets will require considerable management attention and resources and is subject to the challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. We have limited experience with regulatory environments and market practices internationally, and we may not be able to penetrate or successfully operate in new markets. We may also encounter difficulty expanding into international markets because of limited brand recognition in certain parts of the world, leading to delayed acceptance of our programs by customers and channel partners in these international markets. If we are unable to expand internationally and manage the complexity of international operations successfully, it could have a material adverse effect on our business, financial condition, results of operations, and prospects. If our efforts to introduce our products into foreign markets are not successful, we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion.
We may be unable to successfully execute on our growth initiatives, business strategies, or operating plans.
We are continually executing on growth initiatives, strategies, and operating plans designed to enhance our business and enhance the efficacy of our programs, which may include expanding our programs to address additional chronic conditions. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies, and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits, including delays in the anticipated timing of activities related to such growth initiatives, strategies, and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with changing regulatory requirements, and the incurrence of other unexpected costs associated with operating our business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies, and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
If the licensed physical therapists who provide services to our members are characterized as employees, our business, financial condition, and results of operations could be materially and adversely affected.
We enter into agreements with a professional corporation, Physera Physical Therapy Group, PC (“PPTG”), which enters into contracts with licensed physical therapists pursuant to which they render professional services to our members. PPTG typically engages most of these physical therapists as independent contractors, not employees. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that these physical therapists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal, or foreign courts were to determine that these providers or experts are employees and not independent contractors, PPTG would be required to withhold income taxes, to withhold and pay social security, Medicare, and similar taxes and to pay unemployment and other related payroll taxes. PPTG would also be liable for unpaid past taxes and subject to penalties and could also potentially face claims for overtime or benefits. The costs of defending, settling, or resolving any claims relating to the independent contractor status of the physical therapists could be material. Further, any such reclassification could force us to restructure our relationship with PPTG, could force PPTG to modify its relationships with physical therapists, and could add complexity to our business model. As a result, any determination that these physical therapists are employees could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to Cybersecurity, Information Systems, and Intellectual Property
Our information technology (“IT”) systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including protected health information (“PHI”) and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on IT systems and infrastructure to operate our business, including our member-facing mobile and web-based applications, any customer-facing aspects of our platform, and the systems we use for our own operations. In the ordinary course of our business, we collect, store, and transmit large amounts of confidential information, including intellectual property, proprietary business information, and personal information (including PHI) of our affiliated professional entities, customers, channel partners, members, employees (including with respect to our self-insured ERISA plans), consultants, contractors, third-party payers, business partners, and others. We have also outsourced elements of our IT systems and infrastructure, and as a result, a number of third-party service providers and vendors have access to our confidential information, the confidential information of customers and channel partners, and/or sensitive or personal information of covered individuals and members. We cannot conduct audits or formal evaluations of all aspects of all of our third-party service providers’ and vendors’ IT systems, and even where we do conduct audits or evaluations, we cannot be sure that our audits or evaluations will be comprehensive or that third-party service providers and vendors have sufficient measures in place to ensure the confidentiality, integrity, and availability of their IT systems and confidential information.
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and those of our affiliated professional entities, third-party service providers, vendors, business partners, and other contractors or consultants, and confidential information and data stored therein, including from diverse threat actors and attack vectors, including attack, damage, and interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication, network, and electrical failures, hacking, cyberattacks, phishing attacks, and other social engineering schemes, malicious code, employee theft or misuse, human or technological error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. These risks may be exacerbated in the remote work environment. Moreover, the risk of a cybersecurity incident, breach, or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Due to the recent Russia-Ukraine conflict, there have been publicized threats to increase hacking activity against the critical infrastructure of any nation or organization that is supportive of Ukraine. Cyberattacks are expected to continue to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection, and remove or obfuscate forensic evidence.
The costs to us to investigate and mitigate information security incidents including bugs, viruses, worms, malicious software programs, inadvertent exposure of confidential information or security incidents arising from human or technological error, and other causes of security vulnerabilities could be significant, and while we have implemented certain cybersecurity measures designed to protect the confidentiality, integrity, and availability of confidential information and our IT systems, including from system failure, accident, and security breach, there can be no assurance that our cybersecurity risk management program and processes will be fully implemented, complied with, or effective. The techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, and we may be unable to anticipate these techniques or implement adequate preventative measures. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches. We may also experience security breaches that may remain undetected for an extended period. Any security incident or other adverse impact to the availability, integrity, or confidentiality of our information systems or confidential information could result in unexpected interruptions, delays, disruption of our programs and our business operations, cessation of service, negative publicity and reputational impacts, significant financial liability to our members, customers, channel partners, regulators, or others, loss of customers or channel partners, loss of members, and other harm to our business and our competitive position, whether due to a loss of our trade secrets or other proprietary information or other disruptions.

We and certain of our third-party service providers and vendors are from time to time subject to cyberattacks and security incidents. For example, Delta Dental of California and affiliates, a dental insurance carrier for employees enrolled in our self-insured ERISA plan, was impacted by a security incident in May 2023 resulting from a vulnerability in a third-party file transfer software, MOVEit, that compromised certain of our employees’ personal information, but did not materially impact our business or operations. Further, in February 2024, Change Healthcare, an insurance claims processing vendor, experienced a cyberattack forcing the shutdown of its claims processing systems and potentially exposing sensitive data (the “Change Healthcare Incident”). Based on information shared to date, we do not believe the Change Healthcare Incident has materially affected our business, operations, or data. We do, however, rely on similar service providers and clearinghouses to process eligibility for certain of our members and their claims. Any cybersecurity incident, outage, or interruption impacting the systems of such service providers and clearinghouses could result in delays in our ability to process insurance claims, collect payments, and confirm insurance eligibility for members and require us to turn to alternative channels for such services, which may not be available on commercially reasonable terms, or be able to be accessed or implemented in a timely manner. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if we, our affiliated professional entities, service providers, vendors, business partners, other contractors, or consultants were to experience a significant cybersecurity breach of our or their IT systems or data or other significant cybersecurity incident, the costs associated with the incident response, investigation, system restoration or remediation, notification to customers and channel partners, regulators, and others, and future compliance costs could be material. In addition, our remediation efforts, or those of our vendors or service providers, may not be successful. Any cybersecurity incident affecting us, our affiliated professional entities, service providers, vendors, business partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. We could incur or be exposed to potential liability, including class action and other litigation exposure. There can be no assurance that provisions typically included in our terms with members or in our agreements with our customers and channel partners that attempt to limit exposure to legal claims would be enforceable or adequate or would protect us from liabilities or damages. Even if a claim is not successful, any claim brought against us would likely be time-consuming and costly to defend and could seriously damage our reputation, brand, or business. Any cybersecurity incident affecting us could also, subject us to regulatory action, investigation, or enforcement action, any of which could potentially result in penalties, fines, and significant legal liability. In addition, our competitive position could be harmed, and the further development and commercialization of our programs could be delayed. Any or all of the foregoing could materially and adversely affect our business, financial condition, results of operations, and prospects.
We have contractual and legal obligations to notify relevant stakeholders of certain cybersecurity incidents and data breaches. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others (including, in certain cases, the media) of cybersecurity incidents or data breaches involving certain types or quantities of data. For example, we are subject to an increasing number of reporting obligations in respect of material cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact, or contain and remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these rules could also result in monetary fines, sanctions, or subject us to other forms of liability. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers, channel partners, or members to lose confidence in the effectiveness of our security measures, and require us to expend significant capital and other resources to respond to, or alleviate problems caused by, the actual or perceived cybersecurity incident or data breach and otherwise comply with the multitude of foreign, federal, state, and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information (including PHI). Because we utilize third-party vendors and service providers, such as AWS and other cloud services that support our member-facing mobile and web-based applications, customer-facing aspects of our platform, and our own internal operations, successful cyberattacks that disrupt or result in unauthorized access to third-party IT systems can materially impact our operations and financial results. Such third parties, and the services they provide, which may be outside of our direct control, are subject to the same risk of experiencing, and have experienced, outages, other failures, and security breaches described above. Further, if we or our third-party vendors or service providers fail to detect or remediate in a timely manner a cybersecurity incident or an incident that otherwise affects a large amount of data of one or more customers or channel partners, or if we suffer an incident that impacts our ability to operate our programs, we may suffer damage to our reputation and our brand, and our business, financial condition, results of operations, and prospects may be materially and adversely affected.

Further, although we maintain insurance coverage, our insurance coverage may not cover all or any costs and liabilities incurred in relation to a cybersecurity incident or data breach, including indemnification obligations or other liabilities. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand our platform, grow the number of customers, channel partners, and members that we serve, and process, store, and transmit increasingly large amounts of proprietary, sensitive and other confidential information.
Our proprietary technology may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could materially and adversely harm our business, financial condition, results of operations, and prospects.
Proprietary software development is time-consuming, expensive, and complex, and may involve unforeseen difficulties. Technical obstacles, problems, or design defects may prevent our proprietary technology from operating properly. If our platform or programs do not function reliably, malfunction, or fail to achieve the expectations of our customers, channel partners, or members in terms of performance, our customers, channel partners, members, or other business partners could assert liability claims against us, our customers, channel partners, and other business partners could attempt to cancel their contracts with us, or our members could disenroll from our programs. There can be no assurance that provisions typically included in our agreements with customers, channel partners, or other business partners or in our user agreements with members that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if unsuccessful, a claim brought against us by any of our customers, channel partners, members, or other business partners would likely be time-consuming and costly to defend and could seriously damage our reputation and brand and impair our ability to attract or maintain business.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been used by our members or other third parties. Any real or perceived errors, failures, bugs, malicious code, or other vulnerabilities discovered in our code or in open source or commercial software that may be integrated into our (or our vendors’ and service providers’) software could result in negative publicity and damage to our reputation, loss of customers and channel partners, loss of members, loss of, or delay in, market acceptance of our programs, loss of competitive position, loss of revenue, or liability for damages, overpayments, and/or underpayments, any of which could harm our member enrollment rates or cause us to lose members. Similarly, any real or perceived errors, failures, design flaws, or defects in the connected devices or other supplies provided in connection with our programs could have similar negative results. In such an event, we may be required or may choose to divert resources from other purposes or expend additional resources in order to help correct the problem. Such efforts could be costly, or ultimately unsuccessful. Even if we are successful at remediating any issues, we may experience damage to our reputation and brand, and our business, financial condition, results of operations, and prospects could be materially and adversely harmed.
Our business depends upon the interoperability of our programs and related connected devices across a number of devices, operating systems, and third-party applications that we do not control.
Our platform relies in part on interoperability with a range of diverse devices, operating systems, and third-party applications. We are dependent on the accessibility of our programs and related connected devices across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. Should the interoperability of our platform, programs, and related connected devices across devices, operating systems, and third-party applications decrease, or if our members are unable to easily and seamlessly access our applications or information stored in our platform, our business, financial condition, results of operations, and prospects could be materially and adversely harmed.

Our business depends on continued and unimpeded access to Internet or mobile connections for our programs and the related connected devices. If we or our members experience disruptions in service or if Internet or mobile service providers are able to block, degrade, or charge for access to our programs or the functionality of connected devices provided in connection with our programs, we could incur additional expenses and the loss of members.
We depend on the ability of our members to access the Internet and/or mobile connections. Currently, this access is provided by companies that have significant market power in the mobile, broadband, and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, government-owned service providers, device manufacturers, and operating system providers, any of whom could take actions that restrict, degrade, disrupt, or increase the cost of member access to our programs and the functionality of connected devices that we provide in connection with our programs, which would, in turn, negatively impact our business. The adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet or mobile connections, including laws or practices limiting Internet neutrality, could decrease the demand for, or the usage of, our programs, increase our cost of doing business, and adversely affect our results of operations. See “—Changes in the regulation of the Internet could adversely affect our business.” We also rely on other companies to maintain reliable network systems that provide adequate speed, data capacity, and security to us and our members. As Internet and mobile device usage continue to experience growth in the number of users, frequency of use, and amount of data transmitted, the infrastructure that we and our members rely on may be unable to support the demands placed upon it. The failure of the infrastructure that we or our members rely on, even for a short period of time, could undermine our operations and harm our business, financial condition, results of operations, and prospects.
Our success depends in part on our proprietary technology, and if we are unable to obtain, maintain, or successfully enforce our intellectual property rights, the commercial value of our programs will be adversely affected, and our competitive position, business, financial condition, results of operations, and prospects could be materially and adversely affected.
Our success and ability to compete may depend in part on our ability to maintain and enforce existing intellectual property rights and to obtain, maintain, and enforce further intellectual property protection for our programs, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and confidentiality procedures and contractual protections with our employees, affiliates, customers, channel partners, and other business partners. Our inability to obtain, maintain, protect, or enforce our intellectual property rights could result in our competitors offering similar products, which could harm our competitive position.
We rely in limited part on our portfolio of issued patents and pending patent applications in the U.S. to protect our intellectual property and our competitive position. However, the patent positions of technology and virtual care companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity, and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Accordingly, we cannot provide any assurances that any of our issued patents have included, or that any of our currently pending or future patent applications that mature into issued patents will include, claims with a scope that meaningfully protects our programs. Our pending and future patent applications may not result in the issuance of patents or, if issued, may not issue in a form that will be advantageous to us. Additionally, the issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and any patents issued to us may be challenged, narrowed, invalidated, held unenforceable, or circumvented, or may not be sufficiently broad to prevent third parties from producing competing programs similar in design to our programs. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, interference, or derivation proceedings challenging our patent rights. Further, patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes and we have not sought patent protection outside of the U.S. We may fail to file a patent application in a foreign jurisdiction where patent protection is ultimately desirable, and we may be precluded from doing so at a later date. For so long as we do not have patent protection outside of the U.S., our ability to protect uses of our technology by competitors in foreign jurisdictions may be limited.

Changes in either patent laws or in interpretations of patent laws may diminish the value of our current or future intellectual property or narrow the scope of our patent protection, which in turn could diminish the commercial value of our programs. There can be no assurance that any of our patents, any patents licensed to us, or any patents which we may be issued in the future will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. Further, there can be no assurance that we will have adequate resources to enforce our patents. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
In addition, we also have agreements with our employees, consultants, and other third parties who may be involved in the conception or development of intellectual property that impose confidentiality obligations on them and obligate them to assign their inventions to us; however, these agreements may not be self-executing, not all relevant employees, consultants, or other third parties may enter into such agreements, or employees, consultants, or other third parties may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to third parties, and thus an agreement with us may be ineffective in perfecting ownership of intellectual property developed by those individuals. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
In addition to contractual measures, we protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee, consultant, or other third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee, consultant, or other third party from misappropriating our trade secrets and providing them to a competitor, and any recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our intellectual property or confidential or proprietary information, such as our trade secrets, will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our programs that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may otherwise become known or be independently developed by others, including our competitors, in a manner that could prevent legal recourse by us. Further, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions, particularly with respect to trade secret rights. This could make it difficult for us to stop infringement or the misappropriation of our other intellectual property rights. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position, business, financial condition, results of operations, and prospects could be materially and adversely affected.
We rely on our trademarks, trade names, and brand names to distinguish our programs from the programs of our competitors and have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks, and our trademarks may be circumvented or declared generic. In the event that our trademarks are successfully challenged, we could be forced to rebrand our programs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, we entered into a co-existence agreement with a third party with respect to trademarks with the word “Omada” that, among other things, places certain restrictions on both the third party’s and our ability to register, and to challenge the third party’s registration of, trademarks with the word “Omada” in certain product and service classes, in order to mitigate any risk of confusion. Any disputes concerning this co-existence agreement may cause us to incur significant litigation costs, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. Moreover, third parties may file first for our trademarks in certain countries. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition in those jurisdictions.
We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we include license terms in our agreements with these third parties, which govern the use of our trademarks and require our licensees to abide by certain use restrictions. Although we make efforts to monitor the use of our trademarks by our licensees, there can be no assurance that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be expensive, time consuming, and unsuccessful.
Third parties, including our competitors, could be infringing, misappropriating, or otherwise violating our intellectual property rights. We do not regularly conduct monitoring for unauthorized use of our intellectual property at this time. From time to time, we seek to analyze our competitors’ programs or seek to enforce our rights against potential infringement, misappropriation, or violation of our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate to enforce our rights against such infringement, misappropriation, or violation. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our programs.
From time to time, we may be involved in lawsuits to protect or enforce our intellectual property rights. An adverse result in any litigation proceeding could harm our business. In any lawsuit that we bring to enforce our intellectual property rights, a court may refuse to stop the other party from using the technology at issue on grounds that our intellectual property rights do not cover the technology in question. If we initiate legal proceedings against a third party to enforce a patent covering a program, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. Patent and Trademark Office or made a misleading statement during prosecution. Third parties also may raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our programs, or any future programs that we may develop.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our programs. Such a loss of patent protection could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearing, motions, or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Even if we ultimately prevail, a court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may not be an adequate remedy. Furthermore, the monetary cost of such litigation and the diversion of the attention of our management could outweigh any benefit we receive as a result of the proceedings. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations, and prospects.
If we infringe, misappropriate, or otherwise violate the intellectual property rights of third parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited, and our business could be adversely affected.
From time to time, we may be the subject of threatened or actual patent or other litigation. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. We cannot be certain or guarantee that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Our programs may infringe, or third parties may claim that they infringe, intellectual property rights covered by patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the U.S. and abroad. These third parties may bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages. Further, if a patent infringement or other intellectual property-related lawsuit is brought against us, we could be forced to stop or delay sales of the program that is the subject of the suit. From time to time, we may receive letters from third parties drawing our attention to their patent rights. As the market for digital health solutions in the U.S. expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our products and technology of which we are not aware or that we must challenge to continue our operations as currently contemplated. The defense and prosecution of intellectual property lawsuits could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities such as monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. Further, we may be required to redesign the applicable technology in a non-infringing manner, which may not be commercially feasible. As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay significant license fees, royalties or both. Licenses may not be available on commercially reasonable terms, or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses, we could be forced to cease some aspect of our business operations, which could harm our business significantly.
If we fail to comply with our obligations under license or technology agreements with third parties, we may be required to pay damages, and we could lose license rights that are critical to our business.
We license certain intellectual property, including technologies, content, and software from third parties, that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property, content, or technology. For example, certain of our customers and channel partners also provide us with limited rights to use their trademarks and trade names in conducting outreach campaigns directed at covered individuals. Disputes also may arise between us and our licensors regarding the intellectual property licensed to us under any license agreement, including disputes related to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•our compliance with reporting, financial, or other obligations under the license agreement;

•the amounts of royalties or other payments due under the license agreement;
•whether and the extent to which we infringe, misappropriate, or otherwise violate intellectual property rights of the licensor that are not subject to the license agreement;
•our right to sublicense applicable rights to third parties;
•our right to transfer or assign the license; and
•the ownership of intellectual property and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
If we do not prevail in such disputes or if we fail to comply with any of the obligations under our license agreements, we may lose any or all of our rights under such license agreements or be required to pay damages, and the licensor may have the right to terminate the license. Termination by the licensor of certain of our license agreements would cause us to lose valuable rights, and could prevent us from selling our programs and services or adversely impact our ability to commercialize future programs and services. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property is found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to certain technologies are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
Our software platform contains, and may in the future contain, open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
We use open source software in connection with our software platform and anticipate using open source software in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform, including requiring us to disclose our proprietary source code to the public. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such a use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms can be ambiguous. Additionally, we could face claims from third parties claiming ownership of, or demanding the release of, any open source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license, or cease offering our platform unless and until we can re-engineer such source code in a manner that avoids infringement. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protection regarding infringement claims or the quality of the code. There is little legal precedent in this area, and any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop technology that is similar to or superior to ours. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

Risks Relating to Governmental Regulation and Legal Matters
We operate in a highly regulated industry and changes in regulations or the implementation of existing regulations could affect our operations.
Our programs and our business activities are subject to rigorous regulation in the jurisdictions in which we operate. In particular, these laws govern the delivery of healthcare, including regulations concerning health information privacy, scope of practice, licensure, the corporate practice of physical therapy, fraud and abuse, exclusion and debarment, anti-kickback obligations, false claims, patient referrals, fee splitting, regulation of devices, and other aspects of healthcare delivery, as well as requirements for coverage and reimbursement by private health insurance providers and government payers. Our business may be affected by changes in any such laws and regulations, as well as by changes to the conditions for coverage and member financial responsibility for certain types of healthcare, the way in which reimbursement is calculated, or the ability to obtain coverage. There are also numerous regulatory schemes, including with respect to data interoperability and information blocking, that do not currently apply to our programs or our business but that we could become subject to in the future as a result of regulatory changes.
The regulations that cover, or that in the future could cover, our programs and our business can be burdensome and subject to change on short notice, exposing us to the risk of increased costs and business disruption, and regulatory requirements may affect or delay our ability to market our new programs. Regulatory authorities and legislators have been recently increasing their scrutiny of the healthcare industry, and there are ongoing regulatory efforts to reduce healthcare costs that may intensify in the future. For example, the U.S. Congress recently considered legislative reforms to PBM fee structures, and the Trump Administration has signaled its intent to pursue drug pricing reform. New laws or regulations that negatively impact health plans, PBMs, or other customers or channel partners could materially and adversely affect our business, financial condition, results of operations, and prospects. Our business is also sensitive to any changes in tort and product liability laws.
Our use and disclosure of personal information, including health information, is subject to federal and state privacy and security laws and regulations, and our or our affiliated professional entities’ actual or perceived failure to comply with such laws and regulations or to adequately secure the personal information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our business, financial condition, results of operations, and prospects.
The global data protection landscape is rapidly evolving, and there has been an increasing focus on data privacy and protection issues with the potential to affect our business. We and our affiliated professional entities are, or may become, subject to numerous federal, state, and foreign laws, requirements, and regulations governing the collection, transmission, use, processing, disclosure, storage, retention, security, and other processing of personal information, such as information that we may collect in connection with conducting our business in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations, and standards, including costs related to organizational changes, modifying our data processing practices and policies, implementing additional protection technologies, training employees, and engaging consultants, is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state, or foreign laws or regulations, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, fines, public censure, claims by third parties, damage to our reputation, loss of goodwill, and loss of customers, channel partners, or members, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In the ordinary course of our business, we and our affiliated professional entities collect and store confidential information, including PHI, personal information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, channel partners, members, covered individuals, third-party payers, business partners, and other parties. We also collect and store personal and sensitive information of our employees, consultants, and contractors. We manage and maintain our applications and data utilizing cloud-based data centers for personal information. We utilize external security and infrastructure vendors to manage parts of our data centers. As a healthcare provider and, at times, a business associate of our customers and channel partners, we and our affiliated professional entities must comply with the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations (collectively, “HIPAA”). We also must comply with HIPAA in regard to certain of our self-insured health benefits for our employees and their dependents. HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We and our affiliated professional entities must comply with HIPAA requirements, including the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”) may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA imposes mandatory penalties for certain violations; however, a single breach incident can result in violations of multiple standards, which could result in significant fines. HIPAA also authorizes state attorneys general to file suit on behalf of their residents and enables courts to award damages, costs, and attorneys’ fees related to violations of HIPAA in connection with those suits. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations, prospects, and reputation.
HIPAA further requires that individuals be notified in certain instances of unauthorized acquisition, access, use, or disclosure of their unsecured PHI. Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS Office for Civil Rights and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents or such shorter period as may be provided for in contractual agreements. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA. Any obligations to send such notifications could severely damage our reputation and affect the confidence of our customers, channel partners, and members.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our affiliated professional entities, and our future customers, channel partners, and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, including a new comprehensive federal data protection law to which we would become subject to, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.

Furthermore, the U.S. Federal Trade Commission (“FTC”) and many state attorneys general continue to enforce federal and state consumer protection laws against companies that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of PHI and certain other personal information, fail to implement policies to protect PHI and certain other personal information, and use online collection, use, dissemination, and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and state attorneys general to regulate the collection, use, storage, and disclosure of personal information, through websites or otherwise, and to regulate the presentation of website content. There are also a number of legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas such as e-commerce and other related legislation or liability for copyright infringement by third parties. We cannot yet determine the impact that these future laws, regulations, and standards may have on our business.
Although we and our affiliated professional entities work to comply with applicable laws, regulations and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us, our affiliated professional entities, or our employees, representatives, contractors, consultants, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage to our reputation, negative publicity, members curtailing their use of, or ceasing to use, our programs and/or the loss of customers, channel partners, or covered individuals, loss of goodwill, significant costs for remediation, notification to individuals, and for measures to prevent future non-compliance, each which may materially and adversely affect our business, financial condition, results of operations, and prospects. Any losses, costs, or liabilities may not be covered by, or may exceed the coverage limits of, applicable insurance policies.
If we or our affiliated professional entities fail to comply with federal and state healthcare regulatory laws, we could be subject to penalties, including, but not limited to, administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in governmental healthcare programs, and the curtailment of our operations, any of which could materially and adversely affect our business, financial condition, results of operations, and prospects.
We and our affiliated professional entities are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we and our affiliated professional entities conduct our operations, including sales and marketing practices directed at potential customers and channel partners, benefit outreach practices directed at covered individuals, consumer incentives, and other promotional programs, and other business practices. Such laws include, without limitation:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare, state Medicaid programs, and TRICARE. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal physician self-referral law, the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services (“DHS”), if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;

•the federal false claims laws, including the False Claims Act, which can be enforced through whistleblower actions, which, among other things, impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or Stark Law constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•a provision of the federal Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•state law equivalents of each of the above federal laws, including state anti-kickback, self-referral, and false claims laws that apply more broadly to healthcare items or services paid by all payers, including self-pay patients and private insurers, that govern our interactions with consumers or restrict payments that may be made to healthcare providers and other potential referral sources;
•the Federal Trade Commission Act and federal and state consumer protection, advertisement, and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the FCPA, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
•requirements pertaining to compliance program obligations and record retention, among others, applicable to our business as a first-tier or downstream entity providing certain services to Medicare Advantage organizations, Medicaid managed care plans, or other entities that administer government healthcare programs; and
•requirements applicable to our business at times in providing services to fulfill government contracts (typically as a subcontractor). In providing those services, we are required to comply with applicable government contract requirements such as the U.S. Federal Acquisition Regulation (the “FAR”) and agency regulations supplementing the FAR. Our failure to comply with these laws and regulations may expose us to reputational harm, criminal prosecution, suspension and debarment, breach of contract actions, and the False Claims Act, as well as other remedial measures.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our financial arrangements with customers and channel partners, any lead generation agreements for acquiring customers or channel partners, and any outreach initiatives directed at covered individuals, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our affiliated professional entities’ operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, including Medicare, state Medicaid programs, TRICARE, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. We or our affiliated professional entities may also be contractually required to indemnify and hold harmless third parties, such as customers or channel partners, from the costs of any failure to comply with applicable law. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
The U.S. Food and Drug Administration (the “FDA”) may modify its enforcement policies with respect to medical software products, and our software applications may become subject to extensive regulatory requirements, which may increase the cost of conducting, or otherwise harm, our business.
We develop and offer certain software applications, some of which involve the use of AI technologies, to our members and coaches. The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state, and local authorities.
The FDCA and related regulations govern the conditions of safety, efficacy, clearance, approval, manufacturing, quality system requirements, labeling, packaging, distribution, storage, recordkeeping, reporting, marketing, advertising, and promotion of medical devices. However, historically, the FDA has exercised enforcement discretion for certain low-risk software functions and has issued several guidance documents outlining its approach to the regulation of software as a medical device. In addition, the 21st Century Cures Act amended the FDCA to exclude from the definition of “medical device” certain medical-related software, including software used for administrative support functions at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. We believe our current software applications for our Care Teams generally provide clinical decision support functionality that is exempt from the FDCA’s definition of a “medical device.” Our current software applications and AI technologies only deliver recommendations directly to members in a manner intended for maintaining or encouraging a healthy lifestyle, and we believe that this functionality is also exempt from the FDCA’s definition of a “medical device.” Therefore, we believe that our software applications are not currently regulated by the FDA as medical devices or otherwise subject to FDA’s current enforcement discretion policies applicable to software. However, there is a risk that the FDA could disagree with our determination if, for example, it is perceived that we are providing, or if we unintentionally provide, automated diagnoses or automated delivery of healthcare to our members. Additionally, the FDA could alter its enforcement discretion policies or our strategy for the use of AI and software could change. Any of the above may subject our software applications to more stringent medical device regulations.
If the FDA determines that any of our current or future software applications are regulated as medical devices and not otherwise subject to enforcement discretion, we would become subject to various requirements under the FDCA and the FDA’s implementing regulations. If this occurs, we may be required to cease marketing or to recall our applications until we obtain the requisite clearances or approvals, which would entail significant cost and could harm our reputation, business, financial condition, results of operations, and prospects. The process of seeking clearance or approval can be expensive and time-consuming, and there is no guarantee that we would be successful in obtaining the necessary approvals.

Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, or comparable state or foreign regulatory authorities, including: untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties, recalls, termination of distribution, administrative detentions, seizure of our products, operating restrictions, partial suspension or total shutdown of production, delays in or refusal to grant clearances or approvals, prohibitions on sales of our products, and criminal prosecution. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition, results of operations, and prospects.
We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physical therapy services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with such affiliated professional entities or our customers or channel partners are found to violate state laws prohibiting the corporate practice of physical therapy or fee splitting.
The laws of many states, including states in which many of our customers and channel partners are located, prohibit us from exercising control over the medical judgments or decisions of physical therapists and from engaging in certain financial arrangements, such as splitting professional fees with physical therapists. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of physical therapy and state attorneys general, among others. We enter into agreements with a professional corporation, PPTG, which enters into contracts with licensed physical therapists pursuant to which they render professional services. Our agreements include management services agreements with PPTG pursuant to which the professional entity reserves exclusive control and responsibility for all aspects of the practice of physical therapy and the delivery of medical services. In addition, we enter into contracts with our customers and channel partners on behalf of PPTG to deliver professional services in exchange for fees. Changes in, or subsequent interpretations of, the corporate practice of physical therapy or fee-splitting prohibitions could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with PPTG to comply with these statutes, could eliminate customers and channel partners located in certain states from the market for our programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects. State corporate practice of physical therapy doctrines also often impose penalties on physical therapists themselves for aiding the corporate practice of physical therapy, which could discourage physical therapists from providing services needed for our programs. We do not own PPTG, which is wholly owned by licensed physical therapists. While we expect that this relationship will continue, we cannot guarantee that it will. A material change in our relationship with PPTG, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, the arrangement in which we have entered to comply with state corporate practice of physical therapy doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud, waste, and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with PPTG could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We, our affiliated professional entities, and our other business partners may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.
Our business entails the risk of medical liability claims against both us, our affiliated professional entities, and our other business partners. Successful medical liability claims could result in substantial damage awards that exceed the limits of any insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to us, our affiliated professional entities, or our other business partners at acceptable costs or at all.
Any claims made against us may adversely affect our business or reputation, and any claims that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our partners from our operations, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We are subject to risks from legal and arbitration proceedings that may prevent us from pursuing our business activities or require us to incur additional costs in defending against claims or paying damages.
We may become subject to legal disputes and regulatory proceedings in connection with our business activities involving, among other things, product liability, product defects, intellectual property infringement, employment matters, and/or alleged violations of other applicable laws in various jurisdictions. We may not be insured against all potential damages that may arise out of any claims to which we may be party in the ordinary course of our business. A negative outcome of these proceedings may prevent us from pursuing certain activities and/or require us to incur additional costs in order to do so and pay damages.
The outcome of pending or potential future legal and arbitration proceedings is difficult to predict with certainty. In the event of a negative outcome of any material legal or arbitration proceeding, whether based on a judgment or a settlement agreement, we could be obligated to make substantial payments, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, the costs related to litigation and arbitration proceedings may be significant, and any legal or arbitration proceedings could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Failure to comply with the FCPA, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA and other laws in the U.S. and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Certain suppliers and manufacturers of devices and supplies provided in connection with our programs are located in countries known to experience corruption. Business activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors, or agents that could be in violation of various laws, including the FCPA and anti-bribery laws in these countries, even though these parties are not always subject to our control. While we have implemented policies and procedures designed to discourage these practices by our employees, consultants, and agents and to identify and address potentially impermissible transactions under such laws and regulations, we cannot assure you that none of our employees, consultants, and agents will take actions in violation of our policies, for which we may be ultimately responsible.
We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations.
Failure to comply with any of these laws and regulations or changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may result in significant financial penalties or reputational harm, which could adversely affect our business, financial condition, results of operations, and prospects.
Changes in the regulation of the Internet could adversely affect our business.
Laws, rules, and regulations governing Internet communications, advertising, and e-commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing, and advertising, user privacy and data security, search engines, and Internet tracking technologies. Future taxation on the use of the Internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities. To the extent any such regulations require us to take actions that negatively impact us, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Legislative or regulatory healthcare reforms or reductions in government spending may make it more difficult and costly to produce, market, and distribute our programs or to do so profitably.
Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes. Federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care, and expand access to healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act (the “ACA”), made major changes in how healthcare is delivered and reimbursed and increased access to health insurance by the uninsured and underinsured population of the U.S. The ACA, among other things, increased the number of individuals eligible for Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud, waste, and abuse laws, and encouraged the use of IT.
In addition, the ACA requires (with limited exceptions) that private health plans cover certain recommended preventive services without imposing member cost-sharing. For these purposes, “preventive services” refer to services selected by certain agencies, including the U.S. Preventive Services Task Force. Qualified health plans for individuals and the small-group market must also cover certain “essential benefits,” including chronic disease management, although those plans may meet that ACA requirement with other services and are not required to cover Omada’s programs specifically. Any changes to these coverage requirements and/or cost-sharing prohibitions could materially and adversely affect our business, financial condition, and results of operations.
Separately, individuals covered by high-deductible health plans may receive preventive care, including certain preventive services identified by agencies like the U.S. Preventive Services Task Force and certain other items identified by the U.S. Internal Revenue Service (the “IRS”), without cost-sharing, even if the high deductible has not yet been met, while remaining eligible to make health savings account (“HSA”) contributions. Additionally, high-deductible health plan participants will remain eligible to make HSA contributions even if, before their high deductible has been met, they receive disease management or wellness programs that do not provide significant benefits in the nature of medical care or treatment, without cost-sharing and if they receive telehealth services.
Although the ACA’s delegation to the U.S. Preventive Services Task Force to recommend preventive services for ACA-compliant plans was challenged in Braidwood Management Inc., et al. v. Xavier Becerra, et al., the authority to make that delegation was confirmed by the U.S. Supreme Court in June 2025. As a result, the U.S. Preventive Services Task Force recommendations that are approved by the Secretary of Health and Human Services are mandatory for ACA-compliant plans. Additionally, the IRS has issued guidance indicating that those same recommended services will continue to be considered preventive care that does not affect HSA eligibility for a high-deductible plan participant. Nevertheless, any future changes to this guidance or to the types of care that high-deductible health plan participants may receive without cost-sharing may require us to collect cost-sharing for those individuals, cause fewer customers and channel partners to make our programs available, cause fewer covered individuals to choose to enroll in our programs, and materially and adversely affect our business, financial condition, results of operations, and prospects.
Other legislative changes have been adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers, which began in 2013 and, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Most recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid.

New laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which may materially and adversely affect demand for our programs among customers, channel partners, and members and affordability for our programs and, accordingly, our business, financial condition, results of operations, and prospects. Federal, state, or local budget cuts and cancellation of grants to state and local health departments and other agencies have reduced, and may continue to reduce, the number of individuals covered by those government funds for our programs. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall healthcare reimbursement. Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. Further, the ACA may adversely affect payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented, and the full impact of these changes on us cannot be determined at this time. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
We are subject to consumer protection laws that regulate our marketing and benefit outreach practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our programs or marketing, advertising, or benefit outreach efforts.
In connection with the marketing or advertisement of our programs to potential customers and channel partners and our benefit outreach to covered individuals, we could be the target of claims relating to false, misleading, deceptive, or otherwise noncompliant advertising, marketing, or outreach practices, including under the auspices of the FTC and state consumer protection statutes. To the extent we use third parties to assist with or conduct any marketing, advertising, or benefit outreach regarding our programs, we could be liable for, or face reputational harm as a result of, their practices if, for example, they fail to comply with applicable statutory and regulatory requirements.
If we are found to have breached any consumer protection, advertising, unfair competition, or other laws or regulations, we may be subject to enforcement actions that require us to change our marketing or advertising to potential customers and channel partners, our benefit outreach to covered individuals, and other business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties, and adverse publicity that could cause reputational harm and loss of trust from customers, channel partners, and members, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Certain of the devices and supplies provided in connection with our programs are subject to extensive government regulation at the federal and state level, and any failure by the producers of such devices to comply with applicable requirements could harm our business.
Certain of the devices provided in connection with our programs, including blood pressure monitors and blood glucose monitors (including continuous glucose monitors), are medical devices that are subject to extensive regulation in the U.S., including by the FDA and state agencies. The FDA regulates, among other things, the design, development, research, manufacture, testing, packaging, distribution, storage, recordkeeping, reporting, labeling, marketing, promotion, advertising, sale, import, and export of devices. We rely on third parties to supply and manufacture the devices provided in connection with our programs. Applicable medical device regulations are complex and have tended to become more stringent over time, and regulatory changes could result in restrictions on the ability of our manufacturers to supply the devices that we provide to members in connection with our programs.

Certain of the connected devices we provide to our members, including the blood glucose monitors and blood pressure monitors, have received 510(k) clearance. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that the proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (a pre-amendments device), a device that was originally on the U.S. market pursuant to an approved premarket approval (“PMA”) application and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
Certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy, and uncertain. We do not manufacture, reprocess, remanufacture, export, or act as an initial importer or specification developer for the medical devices we provide to members, nor have we sought or obtained 510(k) clearance, PMA approval, or other marketing authorizations for the connected devices provided in connection with our programs. We remain wholly reliant on our suppliers and contract manufacturers to obtain the requisite marketing authorizations for their products and to comply with their respective obligations to comply with applicable FDA regulations and other legal requirements. We cannot assure you that our suppliers and contract manufacturers will comply with applicable laws and regulation, nor can we assure that any particular medical device we may seek to provide in connection with our programs will be approved or cleared by the FDA in the manner in which we expect. Any failures by our suppliers or third-party manufacturers to comply with applicable laws or regulations enforced by the FDA and comparable regulatory authorities, or any delay or failure by such parties to obtain necessary regulatory clearances or approvals for the devices we use in connection with our programs, if required in the future, could harm our business.
If our third-party suppliers fail to comply with the FDA’s Quality Systems Regulation or similar foreign regulations, our ability to distribute the connected devices that are provided to members in connection with our programs could be impaired.
Certain of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”) and similar foreign regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of the connected devices that are provided to members in connection with our programs. The FDA and foreign regulators audit compliance with the QSR and similar foreign regulations through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA or foreign regulators may impose inspections or audits at any time.
We cannot guarantee that our third-party suppliers will take the necessary steps to comply with applicable regulations, and their failure to do so could cause delays in the manufacture and delivery of our products. In addition, a third-party supplier’s failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the connected devices or manufacturing processes for the connected devices could result in, among other things:
•suspension or withdrawal of future clearances or approvals;
•seizures or recalls of the connected devices;
•total or partial suspension of production or distribution for the connected devices;
•administrative or judicially imposed sanctions against the connected devices; and
•refusal to permit the import or export of the connected devices;

Any of these actions could significantly and negatively impact supply of the connected devices that we are required to provide to members in connection with our programs. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims, and we could lose customers and channel partners and suffer reduced revenue and increased costs.
Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.
Our ability to conduct our business in a particular U.S. state is directly dependent upon the applicable laws governing virtual healthcare and healthcare delivery in general in such location, which vary from state to state and are subject to changing political, regulatory, and other influences. With respect to virtual care services, in the past, state medical and physical therapy boards have established new rules or interpreted existing rules in a manner that has limited or restricted our and our affiliated professional entities’ ability to conduct business as it was conducted in other states. Some of these actions have resulted in litigation and the suspension or modification of virtual care operations in certain states. Although we do not believe that any services provided by us include physician services, the extent to which a state regulatory authority considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by medical boards and state attorneys general, among others, each with broad discretion, and requirements for the practice of physical therapy may apply to services we provide in Omada for MSK. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with applicable laws.
Additionally, it is possible that the laws and rules governing the provision of healthcare, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business. For example, in August 2024, Illinois passed an amendment to the Illinois Physical Therapy Act, effective as of January 2025, that limits physical therapists’ ability to provide physical therapy via telehealth to patients in Illinois. The amendment requires, among other things, that initial physical therapy evaluations without a referral or established diagnosis be performed in person and cannot be performed via telehealth unless necessary to address a documented hardship, including geographical, physical, or weather-related conditions. Further, the amendment states that the use of telehealth as a primary means of delivering physical therapy must be an exception supported by documentation. The amendment also requires that a physical therapist providing virtual care must have the capacity to provide in-person care within Illinois. Since the passage of this amendment, we have made adjustments to the manner in which we offer our platform and programs in Illinois to comply with these requirements. The Illinois legislature recently passed an amendment that would allow a physical therapist to provide physical therapy via telehealth to patients in Illinois if one of the following criteria is met: (i) the patient has a referral or diagnosis from a health care professional; (ii) the patient has an established relationship with the physical therapist; or (iii) the physical therapist has the capacity to perform or facilitate a referral for an in-person, hands-on examination or re-examination by a physical therapist at any time throughout the course of the patient's care, as needed. The amendment was sent to the governor of Illinois on June 27, 2025 and remained before the governor as of August 5, 2025.

Increased regulation and legislative review of virtual healthcare practices could further increase our costs of doing business. Authorities may not agree with our interpretation of existing or future legislation and regulation, which may require us to incur additional costs. Further, states may pass new measures, including measures similar to those in Illinois, which may restrict the delivery of virtual physical therapy or add new requirements, including requirements that members receiving physical therapy have the right to request and receive in-person care. If states pass additional measures, we may need to make adjustments to the delivery of our platform and programs in those jurisdictions, which could make it difficult and more expensive to operate our business in general or to operate our business in those states, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
If a legal challenge to our activities and arrangements is successful, or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations as well as the operations of our affiliated professional entities in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Failure to comply with these laws could also result in professional discipline for the affiliated professional entities’ providers or civil or criminal penalties.

Risks Relating to Financial and Accounting Matters
Our ability to use our net operating loss carryforwards and other tax attributes may be limited due to certain provisions of the Internal Revenue Code or state tax law.
We have incurred substantial losses during our history and may never achieve profitability. U.S. federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually for tax years beginning after December 31, 2020.
Realization of these NOLs depends on future taxable income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future taxable income, which could adversely affect our results of operations.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as tax credits) to offset its post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our effective tax rate may vary significantly from period to period.
Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations, or rates, both within and outside the U.S., structural changes in our business, new accounting pronouncements or changes to existing accounting pronouncements, non-deductible goodwill impairments, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenue and income before taxes in the various jurisdictions in which we operate that have different statutory tax rates, the future levels of tax benefits of equity-based compensation, changes in overall levels of pretax earnings, or changes in the valuation of our deferred tax assets and liabilities. Additionally, we could be challenged by state and local tax authorities as to the propriety of our sales tax compliance, and our results could be materially impacted by these compliance determinations.
In addition, our effective tax rate may vary significantly depending on the market price of our common stock. The tax effects of the accounting for share-based compensation may significantly impact our effective tax rate from period to period. In periods in which the market price of our common stock is higher than the grant price of the share-based compensation vesting in that period, we will recognize excess tax benefits that will decrease our effective tax rate. In future periods in which our stock price is lower than the grant price of the share-based compensation vesting in that period, our effective tax rate may increase. The amount and value of share-based compensation issued relative to our earnings in a particular period will also affect the magnitude of the impact of share-based compensation on our effective tax rate. These tax effects are dependent on the market price of our common stock, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial condition.

Changes in tax laws or tax rulings could adversely affect our effective tax rates, results of operations, and financial condition.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings, or changes in interpretations of existing laws could cause us to be subject to additional income- based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property, and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and it may enact further limitations on the deductibility of business interest. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the U.S. Among other changes, the IRA, along with subsequent regulations, imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions.
In addition, many countries in the European Union, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in the future. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any of these or similar developments or changes to tax laws or rulings (which changes may have retroactive application) could adversely affect our effective tax rate and our results of operations and financial condition.
The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us, our customers, or our channel partners, which could subject us to additional tax liability and related interest and penalties, increase the costs of our programs, and adversely impact our business.
The application of federal, state, local, and international tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our results of operations and financial condition.
In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect). We have not collected sales taxes in all jurisdictions in which our customers and members are located, and we believe we may have exposure for potential sales tax liability, including interest and penalties, for which we have established a reserve in our financial statements, and any sales tax exposure may be material to our operating results. Although our contracts with customers and channel partners typically provide that our customers and channel partners must pay all applicable sales and similar taxes, they may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. In addition, we, our customers, or our channel partners could be required to pay additional tax amounts on both future as well as prior sales, and possibly fines or penalties and interest for past due taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if the amount we are required to collect and pay exceeds our estimates and reserves, or if we are unsuccessful in collecting such amounts from our customers or channel partners, we could incur substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward or collection of sales tax from our customers or channel partners in respect of prior sales could also adversely affect our sales activity and have a negative impact on our operating results and cash flows.
One or more states may seek to impose incremental or new sales, use, value added, or other tax collection obligations on us, including for past sales by us or our channel partners. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes on our programs could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage members from utilizing our programs or otherwise harm our business, results of operations, and financial condition.

Our cash deposits with financial institutions exceed insured limits.
We maintain the majority of our cash and cash equivalents in accounts with one or more U.S. financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of financial institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. For example, bank failures in early 2023 impacted the timing of the collection of our receivables as we switched depositories. Any inability to access or delay in accessing these funds could adversely affect our business and financial condition.
Changes in accounting principles or the interpretation thereof by the Financial Accounting Standards Board (“FASB”) affecting consolidation of entities could impact our consolidation of total revenues derived from PPTG.
Our financial statements are consolidated and include the accounts of PPTG, a professional corporation owned and operated by physical therapists that was determined to be a variable interest entity (“VIE”) for which we are the primary beneficiary, which consolidation is effected in accordance with applicable accounting rules. In the event of a change in accounting principles promulgated by FASB or in FASB’s interpretation of its principles, an adverse determination by a regulatory agency or a court, or a change in federal or state law relating to the ability to maintain present agreements or arrangements with PPTG, we may not be permitted to continue to consolidate the total revenues of PPTG. While our revenues derived from PPTG are not material, in the event PPTG revenues were to become a material portion of our revenues in the future, any inability to include the accounts of PPTG in our financial statements could adversely affect our business, results of operations, and financial condition.
Risks Relating to Our Common Stock
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of:
•the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to adjustment for inflation);
•the last day of the fiscal year following the fifth anniversary of our IPO;
•the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
•the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
As a result of our “emerging growth company” status, we may take advantage of exemptions from various reporting requirements that would otherwise be applicable to public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be adversely affected and more volatile.
We will continue to incur increased costs and be subject to additional regulations and requirements as a result of recently becoming a public company, which could lower our profits or make it more difficult to run our business.
As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and the exchange our securities are listed on. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action, and potentially civil litigation.
We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our results of operations or financial condition, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K, we are now required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated.
We have experienced control deficiencies, including material weaknesses, in our internal control over financial reporting and may experience control deficiencies in the future. In preparing the financial statements as of and for the years ended December 31, 2024 and 2023, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management determined they had not fully maintained all components of the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”), a system for establishing internal controls. Specifically, the control deficiencies related to: (i) inadequate segregation of duties within our financial reporting process, leading to certain duties being performed by the same individuals, (ii) an insufficient complement of personnel with an appropriate level of technical knowledge to properly account for significant transactions, and (iii) inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries.
These material weaknesses resulted in adjustments to the financial statements.
In response to the identified material weaknesses, we are committed to improving our internal control over financial reporting by implementing a remediation plan that includes:
•hiring additional qualified professionals with appropriate levels of knowledge and experience to assist in the timely resolution of accounting issues in non-routine or complex transactions;
•implementing additional procedures to ensure a greater degree of segregation of duties and refining processes for user access within financial reporting;
•investing in additional technology infrastructure and refinement to enhance monitoring of financial transactions and exceptions and to promote related data integrity;
•further developing and documenting formal business processes and controls related to financial reporting; and
•instituting a system of independent reviews of our financial information, accounting analyses, and related disclosures by knowledgeable personnel.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. Our remediation actions are subject to ongoing review by our senior management and oversight from our audit committee. We will not be able to conclude whether these remediation actions will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the market price of our common stock.
We have never declared or paid cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, prospects, financial condition, contractual restrictions, and capital requirements. Additionally, our ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities we issue or any future credit facilities we enter into. Accordingly, investors must for the foreseeable future rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our common stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be composed of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If actual circumstances differ from those in our assumptions, our operating and financial results could fall below our publicly announced guidance or the expectations of investors. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or investors generally, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We might require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our common stock.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new programs, enhance our existing programs, enhance our operating infrastructure, expand internationally, and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, the incurrence of indebtedness would increase our fixed obligations and include covenants or other restrictions that would impede our ability to manage our operations. Further, if additional financing is needed, we may not be able to obtain additional financing on terms favorable to us, or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates own a significant percentage of our stock and have the ability to influence us through this ownership position. These stockholders may be able to exert significant control over matters requiring stockholder approval, including elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
The trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market after our IPO, and the perception that these sales could occur may also depress the trading price of our common stock. As of June 30, 2025, we had 57,321,000 shares of common stock outstanding and no shares of preferred stock outstanding. Of these shares, all of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market. The remaining shares of our common stock will become available for sale under the terms of lock-up agreements entered into between the holders of those shares and the underwriters of our IPO, or market standoff provisions in agreements with us.
Our directors and our executive officers and certain other record holders that together represent a substantial majority of our outstanding common stock and securities directly or indirectly convertible into or exercisable or exchangeable for our common stock have entered into lock-up agreements with the underwriters of our IPO. The lock-up agreements pertaining to our IPO include restrictions on the sale, transfer, or other disposition of shares during the period ending 180 days from the date of the Prospectus (such period, the “restricted period”). Furthermore, most of the holders of our outstanding common stock and securities directly or indirectly convertible into or exercisable or exchangeable for our common stock are subject to market standoff agreements with us that restrict the sale, transfer, or other disposition of shares during the restricted period. After the restricted period expires, substantially all of the securities subject to such lock-up and market standoff restrictions will be eligible for sale in the public market subject to compliance with applicable securities laws.
Upon the completion of the IPO, the holders of approximately 39.4 million shares of our common stock were entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements and market standoff agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.
Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could result in significant dilution to our common stockholders (including upon the conversion of any such shares of preferred stock into common stock) and could also be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend, or repeal our amended and restated bylaws or to repeal certain provisions of our restated certificate of incorporation;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
We are also subject to the anti-takeover provisions contained in Section 203 of the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”). Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
Claims for indemnification by our directors, officers, and other employees or agents may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors, officers, and certain other employees provide that:
•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.
Our restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation and amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees, or agents and arising under the Securities Act. Nothing in our restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums, and protection against the burdens of multi-forum litigation. However, this choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims (including by making it more costly for stockholders to bring such claims), although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the choice of forum provision contained in our restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, results of operations, and prospects.
The market price of our common stock may be volatile, which could cause the value of your investment to decline.
Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, data privacy and security-related events, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors, adverse publicity about the technology or virtual care industry, or individual scandals, and, in response, the market price of our common stock could decrease significantly. You may be unable to resell your shares of common stock at or above the IPO price.
Stock markets experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property, or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
General Risk Factors
If we engage in acquisitions or strategic transactions or partnerships, it may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
From time to time we may evaluate various acquisitions and strategic transactions or partnerships, including licensing or acquiring complementary offerings, intellectual property rights, technologies, or businesses. Any acquisition or strategic transaction or partnership may entail numerous risks, including:
•increased operating expenses and cash requirements;

•the assumption of additional indebtedness or contingent liabilities;
•goodwill impairment;
•assimilation of operations, intellectual property, and offerings of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;
•loss of key personnel and uncertainties in our ability to maintain key business relationships;
•uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•our inability to generate revenue from acquired technology and/or offerings sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
If we undertake acquisitions or strategic transactions or partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses, and acquire intangible assets that could result in significant future amortization expense. Acquisitions or strategic transactions or partnerships could also result in costly litigation or liabilities for any breach of representation or warranties made in connection with those transactions.
The identification of these transactions can be difficult, time-consuming, and costly, and the transactions may not result in the benefits we anticipate. We may not be able to locate suitable opportunities for acquisitions or strategic transactions or partnerships, and even if we do locate such opportunities we may not be able to successfully bid for or obtain them on favorable terms, if at all, due to competitive factors or lack of sufficient resources. This inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business. Entering into negotiations for transactions that are not ultimately consummated may also result in diversion of management time and significant out-of-pocket costs. In addition, any acquisitions or strategic transactions or partnerships that we announce could be viewed negatively by our customers and channel partners, our members, our investors, or the public.
Economic uncertainties or downturns in the general economy or the industries in which we or our customers or channel partners operate could disproportionately affect the demand for our programs and negatively impact our business, financial condition, results of operations, and prospects.
Economic downturns, market volatility, inflation, tariffs, and uncertainty make it potentially very difficult for us and our customers and channel partners to accurately forecast and plan future business activities. During challenging economic times, our customers or channel partners may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. Bank failures have had and in the future may have a similar impact on the ability or willingness of our customers and channel partners to make payments to us and the timing of collection of our receivables. If that were to occur, our financial results could be harmed. Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters, including chronic care programs. In addition, our customers or channel partners may delay or cancel healthcare projects or seek to lower their costs by renegotiating contracts. To the extent purchases of our programs are perceived by existing or potential customers and channel partners to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our business.
Further, challenging economic conditions, including as a result of increased inflation and tariffs, may impair the ability of our customers and channel partners to pay for the services they already have purchased from us, and as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

In addition, certain of our physical therapy members are covered under health plans that require the member to cover a portion of their own healthcare expenses through the payment of member cost-sharing amounts, such as copayments, deductibles, or co-insurance. PPTG may not be able to collect the full amounts due with respect to these payments that are the member’s financial responsibility. To the extent permitted by law, amounts not covered by third-party payers are the obligations of individual members for which PPTG may not receive whole or partial payment. Any increase in cost shifting from third-party payers to individual members, including as a result of high deductible plans for members, increases our collection costs and reduces overall collections, which we may not be able to offset such additional costs with sufficient revenue.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Equity Plan-Related Issuances
During the three months ended June 30, 2025, we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 327,013 shares of our common stock under our 2011 Stock Plan (as amended, the “2011 Plan”) and 2025 Incentive Award Plan.
During the three months ended June 30, 2025, we granted to our directors, officers, employees, consultants, and other service providers an aggregate of 630,328 restricted stock units be settled in shares of our common stock, under our 2025 Incentive Award Plan.
During the three months ended June 30, 2025, we issued and sold to our directors, officers, employees, consultants, and other service providers an aggregate of 391,883 shares of our common stock upon the exercise of stock options under our 2011 Plan.
Exercise prices under our 2011 Plan and 2025 Incentive Award Plan ranged from $2.6 to $10.9 per share, for an aggregate purchase price of $2.8 million.
On May 19, 2025, all outstanding warrants to acquire shares of our Series B redeemable convertible preferred stock were automatically cashless exercised in accordance with their terms, resulting in the issuance of 92,194 shares of our Series B redeemable convertible preferred stock, which shares were subsequently converted into 30,731 shares of our common stock in connection with our initial public offering (“IPO”). We received no proceeds in connection with the exercise of the Series B redeemable convertible preferred stock warrants or the subsequent conversion of the shares of preferred stock into shares of common stock.
On June 9, 2025, the holder of all outstanding warrants to acquire shares of our Series D redeemable convertible preferred stock cashless exercised such warrants, resulting in the issuance of 135,143 shares of our Series D redeemable convertible preferred stock, which shares were subsequently converted into 45,047 shares of our common stock in connection with our IPO. We received no proceeds in connection with the exercise of the Series D redeemable convertible preferred stock warrants or the subsequent conversion of the shares of redeemable convertible preferred stock into shares of common stock.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions under compensatory benefits plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
On June 9, 2025, we completed our IPO, in which we issued and sold 9,085,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase from us 1,185,000 shares of our common stock, at a public offering price of $19.00 per share. We received proceeds of approximately $151.6 million, after deducting underwriting discounts and commissions of $12.0 million and estimated offering expenses of $9.0 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-287156), as amended (the “Registration Statement”), declared effective by the U.S. Securities and Exchange Commission on June 5, 2025. Morgan Stanley & Co, LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
We used a portion of the net proceeds from our IPO to repay outstanding borrowings under the MidCap Credit Agreement. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
See the Exhibit Index attached to this registration statement, which Exhibit Index is incorporated herein by reference.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Restated Certificate of Incorporation	8-K	6/9/2025	3.1

3.2	Amended and Restated Bylaws	8-K	6/9/2025	3.2

4.1	Form of Common Stock Certificate.	S-1	5/9/2025	4.2

4.2	Amended and Restated Investors’ Rights Agreement, dated December 22, 2021, by and among Omada Health, Inc. and the investors listed therein.	S-1	5/9/2025	4.3

10.1(a)†^	Services Agreement, dated as of February 1, 2018, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company.	S-1	5/9/2025	10.3(a)

10.1(b)†	Amendment No. 1 to Services Agreement, dated as of February 1, 2018, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company.	S-1	5/9/2025	10.3(b)

10.2(a)†^	Master Services Agreement, dated January 1, 2020, by and between Express Scripts Holding Company, Inc. and Omada Health, Inc.	S-1	5/9/2025	10.4(a)

10.2(b)†
Amendment No. 1 to Master Services Agreement, dated as of July 22, 2021, by and between Evernorth Health, Inc., f/k/a Express Scripts Health and Welfare Plan and Express Scripts Holding Company, Inc. (f/k/a ESHC), and Omada Health, Inc.
		S-1	5/9/2025	10.4(b)

10.2(c)†	Amendment No. 2 to Master Services Agreement, dated as of February 14, 2023, by and between Evernorth Health, Inc., f/k/a Express Scripts Holding Company, Inc., and Omada Health, Inc.	S-1	5/9/2025	10.4(c)

10.3(a)†^	Administrative Services Agreement, dated as of January 1, 2020, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company.	S-1	5/9/2025	10.5(a)

10.3(b)†	Amendment No. 1 to Administrative Services Agreement, dated as of April 6, 2021, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company.	S-1	5/9/2025	10.5(b)

10.3(c)†	Amendment No. 2 to Administrative Service Agreement, dated as of March 7, 2022, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company.	S-1	5/9/2025	10.5(c)

10.4†^	Administrative Services Agreement, dated as of December 13, 2022, by and between Omada Health, Inc. and Allegiance Benefit Plan Management, Inc.	S-1	5/9/2025	10.6

10.5(a)†^	Ancillary Services Agreement, dated as of May 31, 2018, by and between Omada Health, Inc. and Cigna Health Corporation.				X

10.5(b)†	Amendment No. 1 to Ancillary Services Agreement, dated as of January 1, 2019, by and between Omada Health, Inc. and Cigna Health Corporation.	S-1	5/9/2025	10.7(b)

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

10.5(c)†	Amendment No. 2 to Ancillary Services Agreement, dated as of January 16, 2019, by and between Omada Health, Inc. and Cigna Health Corporation.	S-1	5/9/2025	10.7(c)

10.5(d)†	Amendment No. 3 to Ancillary Services Agreement, dated as of January 1, 2020, by and between Omada Health, Inc., and Cigna Health Corporation.	S-1	5/9/2025	10.7(d)

10.5(e)	Amendment No. 4 to Ancillary Services Agreement, dated as of June 1, 2025, by and between Omada Health, Inc., and Cigna Health Corporation.	S-1/A	5/29/2025	10.7(e)

10.6(a)#	2011 Stock Plan.	S-1	5/9/2025	10.8(a)

10.6(b)#	Form Agreements under 2011 Stock Plan.	S-1/A	5/29/2025	10.8(b)

10.7(a)#	2025 Incentive Award Plan.	S-1/A	5/29/2025	10.9(a)

10.7(b)#	Form Agreements under 2025 Incentive Award Plan.	S-1	5/9/2025	10.9(b)

10.8#	2025 Employee Stock Purchase Plan.	S-1/A	5/29/2025	10.10

10.9#	Non-Employee Director Compensation Program.	S-1	5/9/2025	10.11

10.10#	Form of Indemnification Agreement for Directors and Officers.	S-1	5/9/2025	10.12

10.11#	Offer Letter, by and between Omada Health, Inc. and Steve Cook.	S-1	5/9/2025	10.13

10.12#	Offer Letter, by and between Omada Health, Inc. and Wei-Li Shao.	S-1	5/9/2025	10.14

10.13#	Form of Change in Control and Severance Agreement for Officers.	S-1	5/9/2025	10.15

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

101
The following financial information from Omada, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

_____________
#Indicates management contract or compensatory plan.
†Portions of the exhibit, marked by brackets, have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information (i) is not material and (ii) is the type of information that Omada Health, Inc. treats as private or confidential.
^Portions of this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. Omada Health, Inc. undertakes to furnish a copy of all omitted schedules and exhibits to the SEC upon its request.

*The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Omada Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMADA HEALTH, INC.

Date: August 8, 2025	By:	/s/ Steve Cook
Steve Cook Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)