Form 10-Q
period 2025-09-30
Omada Health, Inc.
filed 2025-11-07
CIK 1611115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒

The registrant had 57,908,047 shares of common stock, $0.001 par value per share, outstanding as of November 5, 2025.

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

Item 1. Financial Statements (unaudited)
OMADA HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data, unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$198,627	$76,392
Accounts receivable, net (1)	41,446	23,417
Inventory	3,148	3,296
Deferred commissions, current	3,228	3,017
Prepaid expenses and other current assets	8,449	6,937
Total current assets	254,898	113,059
Property and equipment, net	7,537	5,625
Operating lease right-of-use asset	-	447
Deferred commissions, non-current	8,742	9,214
Intangible assets, net	2,853	4,263
Goodwill	13,240	13,240
Other assets	199	5,044
Total assets	$287,469	$150,892

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$5,344	$4,168
Accrued expenses and other current liabilities (2)	37,622	29,840
Operating lease liability, current	-	415
Deferred revenue (3)	27,157	19,530
Total current liabilities	70,123	53,953
Long term debt	-	29,771
Warrant liabilities, non-current	-	2,252
Other liabilities, non-current	-	285
Total liabilities	70,123	86,261
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value per share; no shares and 120,689 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares and 118,219 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively, net of issuance costs	-	449,034
Stockholders’ equity (deficit)
Common stock, $0.001 par value per share; 750,000 and 181,500 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 57,887 and 8,157 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	58	8
Additional paid-in capital	679,191	59,555
Accumulated deficit	(461,903)	(443,966)
Total stockholders’ equity (deficit)	217,346	(384,403)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$287,469	$150,892
(1)Includes amounts from a related party of $29.3 million and $13.2 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes amounts from a related party of $5.2 million and $2.2 million as of September 30, 2025 and December 31, 2024, respectively.
(3)Includes amounts from a related party of $20.3 million and $13.2 million as of September 30, 2025 and December 31, 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per-share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Services (1)	$62,936	$42,096	$169,392	$112,351
Hardware (2)	5,094	3,419	14,972	9,471
Total revenue	68,030	45,515	184,364	121,822
Cost of revenue
Services (3)	12,654	10,631	38,071	31,686
Hardware	10,305	6,322	29,016	19,392
Total cost of revenue	22,959	16,953	67,087	51,078
Gross profit	45,071	28,562	117,277	70,744
Operating expenses
Research and development (4)	10,301	8,850	29,131	26,733
Sales and marketing (5)	22,943	17,577	65,431	49,964
General and administrative (6)	14,340	10,659	37,968	30,601
Total operating expenses	47,584	37,086	132,530	107,298
Operating loss	(2,513)	(8,524)	(15,253)	(36,554)
Other income (expense), net
Interest expense	(353)	(1,147)	(2,521)	(3,409)
Interest income	2,009	17	3,414	631
Loss on debt extinguishment	(2,109)	-	(2,109)	-
Change in fair value of warrant liabilities	(212)	428	(1,468)	445
Total other expense, net	(665)	(702)	(2,684)	(2,333)
Loss before provision for income taxes	(3,178)	(9,226)	(17,937)	(38,887)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(3,178)	$(9,226)	$(17,937)	$(38,887)

Net loss per share - basic and diluted	$(0.06)	$(1.18)	$(0.61)	$(5.09)

Weighted-average shares outstanding - basic and diluted	57,658	7,788	29,421	7,644
(1)Includes amounts from a related party of $41.8 million and $23.5 million for the three months ended September 30, 2025 and 2024, respectively and $108.2 million and $62.1 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes amounts from a related party of $3.0 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively and $9.0 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Includes amounts from a related party of $1.4 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively and $3.8 million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Includes amounts from a related party of $0.6 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.
(5)Includes amounts from a related party of $7.1 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively and $19.3 million and $11.0 million for the nine months ended September 30, 2025 and 2024, respectively.
(6)Includes amounts from a related party of $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively and $1.1 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Three and Nine Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	118,219	$449,034	8,157	$8	$59,555	$(443,966)	$(384,403)
Issuance of common stock upon exercise of stock options	-	-	205	-	919	-	919
Share-based compensation expense	-	-	-	-	2,883	-	2,883
Net loss and comprehensive loss	-	-	-	-	-	(9,448)	(9,448)
Balance as of March 31, 2025	118,219	$449,034	8,362	$8	$63,357	$(453,414)	$(390,049)
Issuance of common stock upon exercise of stock options	-	-	392	-	2,989	-	2,989
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	-	-	9,085	9	151,591	-	151,600
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(118,446)	(452,112)	39,482	39	452,073	-	452,112
Automatic cashless exercise of all outstanding Series B redeemable convertible preferred stock warrants	92	493	-	-	-	-	-
Cashless exercise of all outstanding Series D redeemable convertible preferred stock warrants	135	2,585	-	-	-	-	-
Share-based compensation expense	-	-	-	-	2,873	-	2,873
Net loss and comprehensive loss	-	-	-	-	-	(5,311)	(5,311)
Balance as of June 30, 2025	-	$-	57,321	$56	$672,883	$(458,725)	$214,214
Issuance of common stock upon exercise of stock options	-	-	504	2	2,297	-	2,299
Issuance of common stock upon settlement of restricted stock units, net	-	-	26	-	(214)	-	(214)
Cashless exercise of all outstanding common stock warrants	-	-	35	-	642	-	642
Share-based compensation expense	-	-	-	-	3,583	-	3,583
Net loss and comprehensive loss	-	-	-	-	-	(3,178)	(3,178)
Balance as of September 30, 2025	-	$-	57,887	$58	$679,191	$(461,903)	$217,346
See accompanying notes to unaudited condensed consolidated financial statements.
5

	Three and Nine Months Ended September 30, 2024
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	118,219	$449,034	7,388	$7	$46,710	$(396,829)	$(350,112)
Issuance of common stock upon exercise of stock options	-	-	216	-	988	-	988
Share-based compensation expense	-	-	-	-	2,887	-	2,887
Net loss and comprehensive loss	-	-	-	-	-	(18,969)	(18,969)
Balance as of March 31, 2024	118,219	$449,034	7,604	$7	$50,585	$(415,798)	$(365,206)
Issuance of common stock upon exercise of stock options	-	-	113	-	391	-	391
Share-based compensation expense	-	-	-	-	2,106	-	2,106
Net loss and comprehensive loss	-	-	-	-	-	(10,692)	(10,692)
Balance as of June 30, 2024	118,219	$449,034	7,717	$7	$53,082	$(426,490)	$(373,401)
Issuance of common stock upon exercise of stock options	-	-	130	-	666	-	666
Share-based compensation expense	-	-	-	-	2,189	-	2,189
Net loss and comprehensive loss	-	-	-	-	-	(9,226)	(9,226)
Balance as of September 30, 2024	118,219	$449,034	7,847	$7	$55,937	$(435,716)	$(379,772)
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(17,937)	$(38,887)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,044	3,525
Share-based compensation	9,210	7,108
Loss on debt extinguishment	2,109	-
Loss on disposal of property and equipment	2	2
Amortization of debt issuance costs	285	291
Non-cash operating lease expense	447	541
Change in fair value of warrants	1,468	(445)
Provision for credit losses (1)	1,485	751
Amortization of deferred commissions	2,467	1,901
Changes in operating assets and liabilities	-	-
Accounts receivable (2)	(19,514)	(9,676)
Inventory	148	1,845
Prepaid expenses and other current assets	(1,570)	(656)
Deferred commissions	(2,319)	(4,872)
Other non-current assets	181	331
Accounts payable	1,373	1,488
Operating lease liabilities	(415)	(581)
Accrued expenses and other current liabilities (3)	7,782	1,682
Deferred revenue (4)	7,627	7,825
Other non-current liabilities	-	135
Net cash used in operating activities	(3,127)	(27,692)

Investing activities
Purchases of property and equipment	(1,123)	(412)
Capitalized internal-use software costs	(3,363)	(2,482)
Net cash used in investing activities	(4,486)	(2,894)

Financing activities
Proceeds from exercise of stock options	5,993	2,045
Payment of deferred offering costs	(4,284)	(3,367)
Repayment of debt principal	(30,963)	-
Payment of debt extinguishment costs	(1,430)	-
Proceeds from initial public offering, net of underwriting discounts and commissions	160,532	-
Net cash provided by (used in) financing activities	129,848	(1,322)

Net increase (decrease) in cash and cash equivalents	122,235	(31,908)
Cash and cash equivalents at beginning of period	76,392	115,643
Cash and cash equivalents at end of period	$198,627	$83,735
(1)Includes changes in related party balances of $0.5 million and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes changes in related party balances of $15.6 million and $6.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Includes changes in related party balances of $3.0 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.
(4)Includes changes in related party balances of $7.1 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,420	$2,921

Supplemental disclosure of noncash investing and financing activities
Share-based compensation expense capitalized in internal-use software	$129	$74
Unpaid deferred offering costs included in accounts payable	-	822
Unpaid property and equipment included in accounts payable	-	16
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series B redeemable convertible preferred stock warrant exercise	493	-
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series D redeemable convertible preferred stock warrant exercise	3,227	-
Net share settlement of common stock warrant liability	647	-
Conversion of redeemable convertible preferred stock in connection with initial public offering	452,113	-

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Description of Business
Omada Health, Inc. (together with its subsidiary and consolidated professional corporation, the “Company” or “Omada”) offers cardiometabolic programs for prediabetes, diabetes, and hypertension; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in its cardiometabolic programs (“GLP-1 Care Tracks”); and behavioral health support across all programs. The Company was incorporated in the State of Delaware in April 2011, and its primary office is located in South San Francisco, California. The Company has a remote-first flexible work policy, which provides support and opportunities for employees to work remotely.
2.Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of Omada Health, Inc., its subsidiary, Physera, Inc., and a professional corporation, Physera Physical Therapy Group, PC (“PPTG” or the “professional corporation”), which was determined to be a variable interest entity (“VIE”) for which Omada is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in the opinion of management, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods but are not necessarily indicative of the results expected for the full year or any other period.
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
The condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include assets of the consolidated VIE, which can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE. As of September 30, 2025, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.7 million, and liabilities of the consolidated VIE totaled $0.2 million. As of December 31, 2024, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.9 million, and liabilities of the consolidated VIE totaled $0.2 million.

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers and channel partners to which the Company makes substantial sales. Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of September 30, 2025 and December 31, 2024 or 10% or more of revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Partner A	20%	29%	32%	38%	31%	37%
Partner B	50%	28%	34%	19%	32%	18%
Partner A and Partner B are each affiliates of The Cigna Group (refer to Note 9 for additional information).

Fair Value of Financial Instruments
Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Additionally, the carrying amounts of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short-term nature.
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
Contract Assets
Contract assets include amounts related to the Company’s enforceable right to consideration for completed performance obligations that cannot be invoiced yet under the terms of the contract. Contract assets relate primarily to hardware revenue that is recognized upon shipment and has not yet been invoiced. The contract assets are reclassified to accounts receivable, net when the rights become unconditional. As of September 30, 2025 and December 31, 2024, the Company had $0.8 million and $0.5 million short-term contract assets, respectively, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of the delivery or completion of the services. Deferred revenue associated with upfront payments for enrollment is generally recognized over the estimated benefit period to the member of twelve months. As of September 30, 2025 and December 31, 2024, deferred revenue was classified as a current liability based on the anticipated recognition period of twelve months or less. During the nine months ended September 30, 2025, the Company recognized revenue of 17.8 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting, and other fees and costs relating to the IPO are capitalized within other assets on the condensed consolidated balance sheets. The deferred offering costs were offset against the proceeds received by the Company upon the closing of the IPO. At the closing of the IPO, $9.0 million of deferred offering costs were reclassified to additional paid-in capital within stockholders’ equity (deficit) and $4.8 million of IPO costs were deferred and capitalized as of December 31, 2024.
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The updates in this ASU may be applied on a prospective or retrospective application basis and are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which lets entities estimate credit losses on trade receivables and contract assets using adjusted historical loss data and, optionally, exclude expected recoveries. The update is effective for fiscal years beginning after December 15, 2025 (early adoption permitted) and is applied prospectively without a preferability assessment for non-public entities adopting after the effective date. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) and Website Development Costs (Subtopic 350-50): Modernization of Guidance for Internal-Use Software. The update streamlines the cost-capitalization model for internal-use software by redefining project stages, focusing capitalization on costs incurred after “significant development uncertainty” is resolved, and eliminating the standalone website-development guidance. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual periods; early adoption is permitted. Entities may apply the guidance prospectively or use a modified transition approach that records a cumulative-effect adjustment at adoption. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statement disclosures.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.Fair Value Measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$183,155	$-	$-	$183,155
Total	$183,155	$-	$-	$183,155

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$64,501	$-	$-	$64,501
Total	$64,501	$-	$-	$64,501
Liabilities
Warrant liabilities	$-	$-	$2,252	$2,252
Total	$-	$-	$2,252	$2,252
Level 3 liabilities that are measured at fair value on a recurring basis consist of redeemable convertible preferred stock warrant liabilities and common stock warrant liabilities associated with warrants issued in connection with the Company’s financing arrangements (refer to Note 5 and Note 7 for additional information). The Company’s previously outstanding Series B redeemable convertible preferred stock warrants were automatically cashless exercised on May 19, 2025, and the Company’s previously outstanding Series D redeemable convertible preferred stock warrants were cashless exercised on June 9, 2025. The shares of Series B and Series D redeemable convertible preferred stock issued in connection with such warrant exercises were subsequently converted into shares of the Company’s common stock in connection with the IPO, on June 9, 2025. Accordingly, no preferred stock warrant liabilities remained outstanding as of September 30, 2025.
The Company’s previously outstanding common stock warrants were cashless exercised on July 18, 2025 into shares of the Company’s common stock (see Note 7 for additional information).
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

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table sets forth a summary of changes in fair value of Level 3 liabilities (in thousands):

Balance as of December 31, 2024	$2,252
Remeasurement of warrant liabilities	1,468
Cashless exercise of redeemable convertible preferred stock warrants	(3,078)
Cashless exercise of outstanding common stock warrants	(642)
Balance as of September 30, 2025	—

Balance as of December 31, 2023	$2,470
Remeasurement of warrant liabilities	(445)
Balance as of September 30, 2024	$2,025
The Company recognizes transfers among Level 1, Level 2, and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. There were no transfers between fair value measurement levels during the periods presented.
4.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Billed accounts receivable	$19,442	$9,483
Unbilled accounts receivable	23,290	15,919
Allowance for credit losses	(1,286)	(1,985)
Total accounts receivable, net	$41,446	$23,417
A roll forward of the Company’s allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance at beginning of period	$(1,418)	$(888)
Provision for credit losses, net	(995)	(262)
Other adjustments and write-offs	1,127	79
Balance at end of period	$(1,286)	$(1,071)

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$(1,985)	$(630)
Provision for credit losses, net	(1,485)	(751)
Other adjustments and write-offs	2,184	310
Balance at end of period	$(1,286)	$(1,071)
Inventory
Inventory is comprised of finished goods inventory. There was no reserve for excess and obsolete inventory recorded as of September 30, 2025 and December 31, 2024.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.Financing Arrangements
The Company’s financing arrangements consists of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Term loan	$-	$30,000
Revolving line of credit	-	963
Debt issuance costs, net	-	(1,192)
Long term debt	$-	$29,771
MidCap Credit Agreement
In June 2023, the Company entered into a financing agreement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent; MidCap Financial Trust, as term loan servicer; certain funds managed by MidCap, as lenders; and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”) for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million (the “Second Tranche”) available for draw from October 2024 through March 2025 conditional upon achievement of $120.0 million of trailing 12-month revenue (the “Revenue Condition”) and $60.0 million liquidity. On March 7, 2025, the Company entered into an amendment to the MidCap Credit Agreement which, among other things, (i) extended the availability of the Second Tranche until December 31, 2025 and (ii) modified the Revenue Condition to require trailing 12-month revenue of $165.0 million if the Second Tranche is advanced during the first fiscal quarter of 2025, $170.0 million if the Second Tranche is advanced during the second fiscal quarter of 2025, $175.0 million if the Second Tranche is advanced during the third fiscal quarter of 2025, and $180.0 million if the Second Tranche is advanced during the fourth fiscal quarter of 2025. Upon the initial closing date of the MidCap Credit Agreement, the Company drew down on $30.0 million of the MidCap Term Facility and used a portion of the proceeds to repay the outstanding principal balance (including prepayment premium) and accrued interest on a prior credit agreement with Perceptive Credit Holdings, III, LP. The MidCap Term Facility is interest-only for 48 months. At the end of the initial interest-only period, the Company can elect to extend the interest-only period an additional 12 months if the Company meets a certain trailing 12-month revenue level (the “Minimum Net Revenue”) and no event of default has occurred and is continuing. The MidCap Credit Agreement also includes a revolving line of credit facility (the “MidCap Revolving Facility”) allowing for up to $20.0 million in revolving borrowings. The availability of the MidCap Revolving Facility is calculated as a percentage of the Company’s outstanding accounts receivable and inventory balances (“Availability”). The Company is required to maintain a minimum drawn balance on the MidCap Revolving Facility of no less than 20% of Availability, or will be required to pay a fee equal to the MidCap Revolving Facility interest rate on the difference between the amount of revolving loans drawn and 20% of Availability. Upon the initial closing date of the MidCap Credit Agreement, the Company drew $1.0 million on the MidCap Revolving Facility. The maturity date of the MidCap Term Facility and the MidCap Revolving Facility is June 1, 2028.
Interest is charged on any outstanding principal of the MidCap Term Facility at the sum of (i) the one-month forward-looking term SOFR, plus 0.10% (“Adjusted SOFR”), plus 7.0%, subject to a floor of 2.5%. Interest on the MidCap Revolving Facility is charged at the sum of Adjusted SOFR, plus 4.0%, subject to a floor of 2.5%.
Both interest rates are reset monthly. The effective interest rate for the three months ended September 30, 2025 and 2024 on the MidCap Term Facility was 40.6% and 14.5%, respectively, and 33.3% and 12.5%, respectively, on the MidCap Revolving Facility. The effective interest rate for the nine months ended September 30, 2025 and 2024 on the MidCap Term Facility was 17.2% and 14.4%, respectively, and 14.5% and 12.2%, respectively, on the MidCap Revolving Facility.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A fully nonrefundable origination fee of 1.0% of the $60 million MidCap Term Facility ($0.6 million) was paid upon the effective date of the MidCap Credit Agreement. The Company was also required to pay all of the lender legal fees and out-of-pocket expenses totaling $0.7 million. Additionally, an annual administrative fee of 0.25% of the amount borrowed under the MidCap Term Facility is due annually. At the time of final payment of the MidCap Term Facility, the Company paid a fee of 3% on the amount borrowed under the MidCap Term Facility.
A fully nonrefundable origination fee of 0.5% of the $20 million MidCap Revolving Facility ($0.1 million) was paid upon the closing of the MidCap Credit Agreement. The Company shall pay a collateral management fee of 0.5% per annum on the outstanding balance of the MidCap Revolving Facility, payable monthly in arrears. Additionally, the Company will pay an unused line fee of 0.5% per annum of the average unused portion of the MidCap Revolving Facility, payable monthly in arrears. The Company incurred other debt issuance costs of $0.4 million related to other fees paid to the lender and legal fees incurred by the Company.
In connection with the March 7, 2025 amendment to the MidCap Credit Agreement, the Company incurred debt issuance costs of $0.2 million. As the Company has not borrowed against the Second Tranche modified in the amendment, the debt issuance costs are classified in prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2025.
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
The MidCap Credit Agreement includes customary covenants for a facility of this type, including monthly reporting requirements and, at any time that liquidity is less than 1.50x the outstanding principal balance of the MidCap Term Facility, a financial covenant to maintain minimum trailing 12-month net revenue levels specified in the MidCap Credit Agreement. The MidCap Credit Agreement also contains various covenants that limit the Company’s ability to, among other things: sell, transfer, lease, or dispose of its assets subject to certain exclusions; create, incur, assume, guarantee, or assume additional indebtedness, other than certain permitted indebtedness; encumber or permit liens on any of its assets other than certain permitted liens; make restricted payments, including paying cash dividends on, repurchasing or making distributions with respect to any of its capital stock; make specified investments; consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates, in each case, subject to certain exceptions, baskets, and thresholds set forth in the MidCap Credit Agreement. As of July 31, 2025 and December 31, 2024, the Company was in compliance with its financial covenants.
Interest expense related to amortization of the debt discount for long-term debt for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively, and is included in interest expense.
On July 31, 2025, the Company used a portion of its IPO proceeds and fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively. The repayment of the MidCap Term Facility and the MidCap Revolving Facility was accounted for as a debt extinguishment. The consideration used to extinguish the MidCap Term Facility and the MidCap Revolving Facility and the carrying value of the debt instruments (including unamortized debt issuance costs) resulted in a loss on early extinguishment of debt of $2.1 million included in loss on debt extinguishment within our condensed consolidated statements of operations.
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

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Indemnification
In the ordinary course of business, the Company includes in its agreements indemnification provisions of varying scope and terms pursuant to which it agrees to indemnify customers, channel partners, suppliers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. The term of these indemnification provisions generally survive the termination of the agreements indefinitely. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. No demands have ever been made upon the Company to provide indemnification under such agreements, and there are no claims under those indemnification terms that the Company is aware of that could have a material effect on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2025 and December 31, 2024.
Other Commitments
Other contractual commitments primarily consist of technology and cloud services related to the Company’s daily business operations. As of September 30, 2025, future minimum payments under the Company’s non-cancellable purchase commitments, for the years ended December 31, were as follows (in thousands):

Remainder of 2025	$2,120
2026	5,212
2027	2,495
2028	703
2029	-
Thereafter	-
Total	$10,530
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
On July 31, 2025, the Company fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility.
7.Mezzanine and Stockholders’ Equity (Deficit)
Common and Preferred Stock
In connection with the closing of its IPO, on June 9, 2025, the Company’s restated certificate of incorporation was amended and restated to authorize 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2025.
The total shares of the Company’s common stock reserved for issuance on an as-converted basis are as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Redeemable convertible preferred stock	—	39,406
Redeemable convertible preferred stock warrants	—	259
Outstanding RSU's	697	—
Common stock warrants	—	43
Common stock options outstanding	11,440	11,069
Common stock shares available for future grants	4,242	3,294
Shares available for purchase under the ESPP	1,121	—
Total shares of common stock reserved	17,500	54,071
Redeemable Convertible Preferred Stock
The Company previously issued shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO on June 9, 2025, all 118,218,801 shares of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, excluding shares issued upon the exercise of Series B and Series D convertible redeemable preferred stock warrants disclosed below, converted into an aggregate of 39,406,221 shares of the Company’s common stock (after adjusting the conversion ratios of the redeemable convertible preferred stock to give effect to the Reverse Stock Split), and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Following the IPO and as of September 30, 2025, no shares of redeemable convertible preferred stock were outstanding.

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
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company’s common stock that were classified as liabilities. The change in fair value for the three and nine months ended September 30, 2025 resulted in a loss of $0.2 million and a loss of $0.4 million, respectively, and for the three and nine months ended September 30, 2024 was a gain of $0.1 million and a gain of less than $0.1 million, respectively.
On July 18, 2025, the Company’s outstanding common stock warrants were cashless exercised resulting in the issuance of 35,467 shares of common stock.
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company’s Series B and Series D redeemable convertible preferred stock that were classified as liabilities. The change in fair value of Series B redeemable convertible preferred stock warrants for the nine months ended September 30, 2025 resulted in a loss of $0.2 million, and for the three and nine months ended September 30, 2024 resulted in a gain of $0.1 million and a gain of less than $0.1 million, respectively. The change in fair value of Series D redeemable convertible preferred stock warrants for the nine months ended September 30, 2025 was a loss of $0.8 million, and for the three and nine months ended September 30, 2024 was a gain of $0.2 million and gain of $0.3 million, respectively.
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
Following the closing of the IPO, no redeemable convertible preferred stock warrants were outstanding. There were no common stock warrants outstanding as of September 30, 2025.
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
2025 Equity Incentive Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1. Under the 2025 Plan, 5,045,541 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2025 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2011 Plan (“Prior Plan Awards”) that become available for issuance under the applicable counting provisions following the effective date of the 2025 Plan and (ii) an annual increase on the first day of each calendar year beginning in calendar year 2026 and ending in calendar year 2035, equal to the lesser of (A) 5% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 15,136,624 shares of common stock may be issued upon the exercise of incentive stock options (“ISOs”). Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2025 Plan. The term of any stock option granted under the 2025 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. In conjunction with the effectiveness of the 2025 Plan, the 2011 Plan terminated, and no further awards will be granted under the 2011 Plan, although all outstanding awards under the 2011 Plan will continue to be governed by their existing terms. As of September 30, 2025, 4,241,983 shares were available for future issuance pursuant to the 2025 Plan.
2025 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1,121,231 shares of the Company’s common stock. The 2025 ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Such payroll deductions will be expressed as a whole number percentage, and the accumulated deductions will be applied to the purchase of shares of common stock on each purchase date. However, a participant may not purchase more than 666 shares of common stock in each offering period and may not subscribe for more than $25,000 in fair market value of shares of common stock

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period. Unless otherwise determined by the Company's board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first date of an offering or on the purchase date. The length of the offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. The number of shares of the Company's common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2026 and continuing through December 31, 2035, by the lesser of (i) 1% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 6,727,388 shares of common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. As of September 30, 2025, the first offering period under the 2025 ESPP had not commenced.
Stock-based Compensation Expense
A summary of share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Services cost of revenue	$33	$57	$104	$162
Research and development	611	458	1,634	1,255
Sales and marketing	1,049	614	2,663	1,981
General and administrative	1,843	1,031	4,809	3,710
Total share-based compensation expense	$3,536	$2,160	$9,210	$7,108
As of September 30, 2025, there was approximately $20.6 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the weighted-average period of 2.8 years using the straight-line method.
The Company’s RSUs vest based on the terms in the grant agreements and generally vest ratably over a period of between one and four years from the vesting commencement date.
A summary of unvested shares as of September 30, 2025 is as follows (in thousands):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	—	—
Granted	732	$19.51
Vested	35	$19.00
Canceled/Forfeited	—	—
Unvested as of September 30, 2025	697	$19.54
As of September 30, 2025, there was approximately $13 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.5 years.
Secondary Stock Transactions
During the nine months ended September 30, 2025 and 2024, certain former employees sold 0.2 million and 0.5 million shares of the Company’s common stock, respectively, at purchase prices in excess of the then-current fair market value to existing investors of the Company.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As a result, the Company recorded $0.4 million and $1.0 million in share-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively, for the excess of the purchase price paid by these investors over the fair value of shares sold.
9.Related Party
Commercial Arrangements with Cigna and its Affiliates
The Company’s customers, channel partners, and vendors include affiliates of The Cigna Group, which beneficially owns more than 5% of the Company’s outstanding capital stock through Cigna Ventures, LLC. The Company has entered into agreements with these affiliates that, among other things, provide for the provision of the Company’s programs to eligible individuals covered by these affiliates and, in certain cases, for the provision of services by such affiliates in connection with the administration of the Company’s programs. The Company also has agreements with these affiliates for the provision of certain benefits provided to the Company’s employees. Pursuant to these agreements, in addition to the amounts disclosed in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows, affiliates of The Cigna Group made payments to the Company of $37.5 million and $23.4 million during the three months ended September 30, 2025 and 2024, respectively, and $104.3 million and $64.1 million during the nine months ended September 30, 2025 and 2024, respectively. Additionally, the Company made payments to affiliates of The Cigna Group of $6.7 million and $4.4 million during the three months ended September 30, 2025 and 2024, respectively, and $17.6 million and $12.6 million during the nine months ended September 30, 2025 and 2024, respectively.
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
The Company’s segment net loss and significant expenses for the three and nine months ended September 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$68,030	$45,515	$184,364	$121,822
Cost of revenue (1)	22,959	16,953	67,087	51,078
Employee compensation (2)	32,834	27,808	93,748	82,479
Other segment items (3)	15,415	9,980	41,466	27,152
Consolidated net loss	$(3,178)	$(9,226)	$(17,937)	$(38,887)
(1)Depreciation and amortization included in cost of revenue was $0.8 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.
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
All of the Company’s long-lived assets were located in the U.S., and all revenue was earned in the U.S. as of December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.Income Taxes
The Company’s geographical distribution of its losses before provision for income taxes during each period relates to the U.S. The Company did not record a provision for income tax expense or benefit for the three and nine months ended September 30, 2025 and 2024.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements.
12.Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(3,178)	$(9,226)	$(17,937)	$(38,887)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	57,658	7,788	29,421	7,644
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(1.18)	$(0.61)	$(5.09)
As the Company was in a loss position for the three and nine months ended September 30, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per-share calculations because they would have been anti-dilutive were as follows (in thousands):

	As of September 30,
	2025	2024
Redeemable convertible preferred stock on an as-converted basis	-	39,406
Common stock options outstanding	11,440	11,337
RSUs outstanding	697	-
Redeemable convertible preferred stock warrants on an as-converted basis	-	259
Common stock warrants	-	43
Total	12,137	51,045
13. Subsequent Events
The Company has evaluated subsequent events for recognition and measurement purposes through November 7, 2025, which is the date the condensed consolidated financial statements were available to be issued.

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
Since our founding, our programs have had a meaningful, positive impact. As of September 30, 2025, we had over 831,000 total members enrolled in one or more programs. We count a member as enrolled in a program to the extent their participation was billed at least once in the preceding 12 months. We believe our programs serve a clear need for our customers and channel partners as well as our members, which is reinforced by our strong customer satisfaction and member engagement rates. We consider members to be still engaged after one year or two years in the program if, during their twelfth or twenty-fourth month of program participation in a cardiometabolic program, they complete at least one interaction with us, such as logging in or interacting with the Omada mobile app, sending messages to Omada Care Team members, or recording metrics such as weight, blood pressure, or blood glucose values.
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
•Omada GLP-1 Care Tracks: First launched in 2023, the initial version of Omada’s GLP-1 Care Track, currently embedded in our cardiometabolic programs, is designed to support members on a GLP-1 therapy—while also engaged in one of those programs—to enable their success before, during, and after GLP-1 therapy. Omada does not develop GLP-1 therapies and historically has not prescribed GLP-1 therapies. Rather, our GLP-1 Care Tracks have generally been intended to build and enhance outcomes from the combination of our virtual programs and the member’s medication, with the ultimate goal of supporting members to achieve and maintain weight loss long-term—even after they decide to discontinue GLP-1 therapy. While the initial version of our GLP-1 Care Track is embedded in each of our cardiometabolic programs, customers and channel partners are also able to purchase an enhanced version (the “Enhanced GLP-1 Care Track”), which includes more specialized programming and support.
Business Model Overview
We have experienced strong growth since our inception. Revenue increased 49% to $68.0 million from $45.5 million for the three months ended September 30, 2025 and 2024, respectively, and increased 51% to $184.4 million from $121.8 million for the nine months ended September 30, 2025 and 2024, respectively. We incurred net losses of $3.2 million and $9.2 million for the three months ended September 30, 2025 and 2024, respectively, and $17.9 million and $38.9 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Go-To-Market Strategy
Our go-to-market strategy follows a business-to-business-to-consumer (“B2B2C”) motion, and as of September 30, 2025, we had over 831,000 total members enrolled in one or more programs that were billable in the preceding 12 months. We sell primarily to employers, who either contract with Omada directly or obtain access to our programs through a channel partner, such as a health plan or PBM, and a key part of our go-to-market strategy is winning new employer contracts during the annual benefits selling season. During that time, our sales and marketing team engages with human resources professionals, benefits managers, and decision makers across various industries to sign up new customers. We sell our programs directly to customers and through channel partners. This selling season typically spans from late spring to early fall, aligning implementation with benefits enrollment schedules and allowing us to launch our products for customers at the start of the following year.
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

	As of March 31,		As of June 30,		As of September 30,
	2025	2024	2025	2024	2025	2024
Total Members	679,000	461,000	752,000	496,000	831,000	543,000
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
Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 76% and 70% of our revenue for the three months ended September 30, 2025 and 2024, respectively, and 75% and 69% for the nine months ended September 30, 2025 and 2024, respectively.
Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of September 30, 2025 and December 31, 2024 or 10% or more of revenue as of and for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Partner A	20%	29%	32%	38%	31%	37%
Partner B	50%	28%	34%	19%	32%	18%
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
Provision for Income Taxes
We are subject to income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue
Services	$62,936	$42,096	$169,392	$112,351
Hardware	5,094	3,419	14,972	9,471
Total revenue	68,030	45,515	184,364	121,822
Cost of revenue
Services(1)(2)(3)	12,654	10,631	38,071	31,686
Hardware	10,305	6,322	29,016	19,392
Total cost of revenue	22,959	16,953	67,087	51,078
Gross profit	45,071	28,562	117,277	70,744
Operating expenses
Research and development(1)(3)	10,301	8,850	29,131	26,733
Sales and marketing(1)(2)(3)	22,943	17,577	65,431	49,964
General and administrative(1)(3)	14,340	10,659	37,968	30,601
Total operating expenses	47,584	37,086	132,530	107,298
Operating loss	(2,513)	(8,524)	(15,253)	(36,554)
Other expense, net
Interest expense	(353)	(1,147)	(2,521)	(3,409)
Interest income	2,009	17	3,414	631
Loss on debt extinguishment	(2,109)	-	(2,109)	-
Change in fair value of warrant liabilities	(212)	428	(1,468)	445
Total other expense, net	(665)	(702)	(2,684)	(2,333)
Loss before provision for income taxes	(3,178)	(9,226)	(17,937)	(38,887)
Provision for income taxes	-	-	-	-
Net loss and comprehensive loss	$(3,178)	$(9,226)	$(17,937)	$(38,887)

(1)Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of services revenue	$33	$57	$104	$162
Research and development	611	458	1,634	1,255
Sales and marketing	1,049	614	2,663	1,981
General and administrative	1,843	1,031	4,809	3,710
Total share-based compensation expense	$3,536	$2,160	$9,210	$7,108

(2)Includes amortization of intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of services revenue	$439	$439	$1,317	$1,317
Sales and marketing	—	63	94	189
Total amortization of intangible assets	$439	$502	$1,411	$1,506

(3)Includes depreciation and amortization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Cost of services revenue	$839	$623	$2,366	$1,723
Research and development	23	23	61	64
Sales and marketing	31	32	87	90
General and administrative	27	49	119	142
Total depreciation and amortization(i)	$920	$727	$2,633	$2,019

(i)Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized internal-use software costs.

Percentage of Revenue Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(as a percentage of revenue)
Revenue
Services	93%	92%	92%	92%
Hardware	7	8	8	8
Total Revenue	100	100	100	100
Cost of revenue
Services	19	23	21	26
Hardware	15	14	16	16
Total cost of revenue	34	37	37	42
Gross profit	66	63	63	58
Operating expenses
Research and development	15	19	16	22
Sales and marketing	34	39	35	41
General and administrative	21	23	21	25
Total operating expenses	70	81	72	88
Operating loss	(4)	(18)	(9)	(30)
Other expense, net
Interest expense	1	3	1	3
Interest income	(3)	—	(2)	(1)
Loss on debt extinguishment	3	—	1	—
Change in fair value of warrant liabilities	—	(1)	1	—
Total other expense, net	1	2	1	2
Loss before provision for income taxes	(5)	(20)	(10)	(32)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	(5)%	(20)%	(10)%	(32)%
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Services	$62,936	$42,096	$20,840	50%	$169,392	$112,351	$57,041	51%
Hardware	5,094	3,419	1,675	49%	14,972	9,471	5,501	58%
Total revenue	$68,030	$45,515	$22,515	49%	$184,364	$121,822	$62,542	51%
Total revenue increased by $22.5 million, or 49%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Total revenue increased $62.5 million, or 51%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Services revenue increased by $20.8 million, or 50%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by an increase of $21.8 million related to growth in total members, with the average number of total members during the three months ended September 30, 2025 increasing by 52% compared to the average for the three months ended September 30, 2024.
Hardware revenue increased by $1.7 million, or 49%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a 53% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Services revenue increased by $57.0 million, or 51%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by an increase of $56.8 million related to growth in total members, with the average number of total members during the nine months ended September 30, 2025 increasing by 50% compared to the average for the nine months ended September 30, 2024.
Hardware revenue increased by $5.5 million, or 58%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a 53% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Services	$12,654	$10,631	$2,023	19%	$38,071	$31,686	$6,385	20%
Hardware	10,305	6,322	3,983	63%	29,016	19,392	9,624	50%
Total cost of revenue	$22,959	$16,953	$6,006	35%	$67,087	$51,078	$16,009	31%
Total cost of revenue increased by $6.0 million, or 35%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Total cost of revenue increased by $16.0 million, or 31%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Cost of services revenue increased by $2.0 million, or 19%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $1.8 million increase in personnel costs related in part to an increase in headcount.
Cost of hardware revenue increased by $4.0 million, or 63%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a 53% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, fulfillment costs, which include tariffs, compared to the prior period.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Cost of services revenue increased $6.4 million, or 20%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $5.5 million increase in personnel costs related in part to an increase in headcount and a $0.6 million increase in amortization of capitalized internal-use software costs.
Cost of hardware revenue increased by $9.6 million, or 50%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a 53% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, fulfillment costs, which include tariffs, compared to the prior period.

Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$45,071	$28,562	$16,509	58%	$117,277	$70,744	$46,533	66%
Gross margin	66.3%	62.8%		3.5 ppt	63.6%	58.1%		5.5 ppt
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Gross profit increased by $16.5 million, or 58%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by a 53% increase in total members and by a decrease in personnel costs per total member needed to support enrolled members as a result of strategic efficiency initiatives such as improving the effectiveness of our Care Team interventions and Care Team time management (“Care Team efficiency initiatives”), as well as the expanded use of supporting technologies, such as tools that can surface helpful templates for our Care Team’s consideration in frequently recurring scenarios (“Care Team message support”).
Gross margin expanded by 3.5 percentage points for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Gross profit increased by $46.5 million, or 66%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by a 53% increase in total members and a decrease in personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Gross margin expanded by 5.5 percentage points for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Operating Expenses
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$10,301	$8,850	$1,451	16%	$29,131	$26,733	$2,398	9%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased by $1.5 million, or 16%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $1.0 million increase in personnel costs related primarily to an increase in headcount and a $0.5 million increase in technology infrastructure expenses and professional and outside services costs.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Research and development expenses increased $2.4 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $1.4 million increase in personnel costs related primarily to an increase in headcount and stock-based compensation per employee and a $1.0 million increase in technology infrastructure expenses, professional and outside services costs.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$22,943	$17,577	$5,366	31%	$65,431	$49,964	$15,467	31%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased by $5.4 million, or 31%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $3.2 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $1.6 million increase in personnel costs related primarily to an increase in headcount and increases in compensation expenses per employee, and a $0.6 million increase in other marketing programs and sales commissions.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Sales and marketing expenses increased by $15.5 million, or 31%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $9.2 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $4.2 million increase in personnel costs related primarily to an increase in headcount and increases in compensation expenses per employee, and a $2.3 million increase in other marketing programs and sales commissions, offset by a $0.3 million decrease in professional and outside services.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
General and Administrative	$14,340	$10,659	$3,681	35%	$37,968	$30,601	$7,367	24%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
General and administrative expenses increased by $3.7 million, or 35%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by a $2.0 million increase in personnel costs related primarily to an increase in headcount and increases in compensation expenses per employee, a $0.7 million increase in bad debt expenses, a $0.4 million increase in business insurance expenses, and a $0.3 million increase in professional and outside services costs.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
General and administrative expenses increased by $7.4 million, or 24%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by a $3.8 million increase in personnel costs related primarily to an increase in headcount, increases in compensation expenses per employee, and increased travel and entertainment costs associated with our IPO, a $0.9 million increase in technology infrastructure expenses, a $0.9 million increase in professional and outside services costs related to preparing for public company operations, a $0.7 million increase in bad debt expenses, a $0.5 million increase in business insurance expenses, a $0.4 million increase in local taxes.

Other Expense, Net
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest Expense	$353	$1,147	$(794)	(69)%	$2,521	$3,409	$(888)	(26)%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Interest expense decreased by $0.8 million, or 69%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Interest expense decreased by $0.9 million, or 26%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest Income	$2,009	$17	$1,992	11,718%	$3,414	$631	$2,783	441%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
Interest income increased by $2.0 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
Interest income increased by $2.8 million, or 441%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Loss on Debt Extinguishment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Loss on debt extinguishment	$2,109	$—	$2,109	100%	$2,109	$—	$2,109	100%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
The change in loss on debt extinguishment increased by $2.1 million, or 100%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.

Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
The change in loss on debt extinguishment increased by $2.1 million, or 100%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.
Change in Fair Value of Warrant Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of warrant liabilities	$212	$(428)	$640	(150)%	$1,468	$(445)	$1,913	(430)%
Three Months Ended September 30, 2025 Compared with the Same Period in 2024
The change in fair value of warrant liabilities increased by $0.6 million, or 150%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by changes in the stock price, expected stock volatility, risk-free rate, and reduction in time to expiry.
Nine Months Ended September 30, 2025 Compared with the Same Period in 2024
The change in fair value of warrant liabilities increased by $1.9 million, or 430%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by changes in the stock price, expected stock volatility, risk-free rate, and reduction in time to expiry.
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
Obesity and Weight Management
While Omada does not develop GLP-1 therapies and historically has not prescribed GLP-1 therapies, we believe the approval of several GLP-1s to treat diabetes and obesity alongside changes in diet and exercise has the potential to increase interest in cardiometabolic programs such as ours. The GLP-1 treatment landscape is relatively new and evolving, and the continued growth of GLP-1 prescriptions may drive fluctuations in demand for our cardiometabolic programs and impact revenue in future periods.
GLP-1 therapies have driven significant spending related to cardiometabolic conditions and obesity, with combined global sales of Ozempic, Rybelsus, Wegovy, and Mounjaro reaching approximately $41.4 billion in 2024, a 73% increase compared to 2023, according to public filings by the respective drug manufacturers. GLP-1 therapies can represent a significant cost burden to employers and other entities (including health plans and PBMs). For example, employers pay for GLP-1 therapies with list prices that can exceed $1,000 per month. However, the lasting value derived from the prescription alone may be limited without long-term behavior change. As of September 30, 2025, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan. Accordingly, we believe that the growth in GLP-1 medication prescriptions may also result in increased interest in lifestyle modification programs such as our cardiometabolic programs, which can support members on GLP-1 therapy.
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
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from issuance of our redeemable convertible preferred stock, debt financing agreements, and cash generated from the sale of our products and services. As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $198.6 million and working capital of $184.8 million. Cash and cash equivalents are composed of cash held in sweep accounts, checking accounts, and money market funds. Our principal use of cash is to fund our operations and invest in R&D to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past, as reflected in our accumulated deficit of $461.9 million as of September 30, 2025. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and R&D expenditures, the continuing market acceptance of our products and services, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and on acceptable terms, our business, results of operations, and financial condition could be materially and adversely affected.
In June 2023, we entered into a financing arrangement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent, MidCap Financial Trust, as term loan servicer, certain funds managed by MidCap, as lenders, and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”), for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million (the “Second Tranche”) available for draw from October 2024 through March 2025 conditional upon achievement of $120.0 million of trailing 12-month revenue (the “Revenue Condition”) and $60.0 million liquidity. On March 7, 2025, we entered into an amendment to the MidCap Credit Agreement which, among other things, (i) extended the availability of the Second Tranche until December 31, 2025 and (ii) modified the Revenue Condition to require trailing 12-month revenue of $165.0 million if the Second Tranche were to be advanced during the first fiscal quarter of 2025, $170.0 million if the Second Tranche were to be advanced during the second fiscal quarter of 2025, $175.0 million if the Second Tranche were to be advanced during the third fiscal quarter of 2025, and $180.0 million if the Second Tranche were to be advanced during the fourth fiscal quarter of 2025. Upon the initial closing date of the MidCap Credit Agreement, we drew down on $30.0 million of the MidCap Term Facility and used a portion of the proceeds to repay the outstanding principal balance (including prepayment premium) and accrued interest on the Perceptive Credit Agreement. The MidCap Term Facility was interest-only for 48 months. At the end of the initial interest-only period, we could elect to extend the interest-only period an additional 12 months if we met a certain trailing 12-month revenue level (the “Minimum Net Revenue”) and no event of default had occurred and was continuing. The MidCap Credit Agreement also included a revolving line of credit facility (the “MidCap Revolving Facility”) allowing for up to $20.0 million in revolving borrowings. The availability of the MidCap Revolving Facility was calculated as a percentage of our outstanding accounts receivable and inventory balances (“Availability”). We were required to maintain a minimum drawn balance on the MidCap Revolving Facility of no less than 20% of Availability, or we would have been required to pay a fee equal to the MidCap Revolving Facility interest rate on the difference between the amount of revolving loans drawn and 20% of Availability. Upon the initial closing date of the MidCap Credit Agreement, we drew $1.0 million on the MidCap Revolving Facility. The maturity date of the MidCap Term Facility and the MidCap Revolving Facility were June 1, 2028. As of each of September 30, 2025, the outstanding balance on the MidCap Term Facility and MidCap Revolving Facility was fully repaid.

Interest was charged on any outstanding principal of the MidCap Term Facility at the sum of the one-month forward-looking term SOFR rate plus 0.10% (“Adjusted SOFR”), plus 7.00%, subject to a floor of 2.50%. Interest on the MidCap Revolving Facility was charged at the sum of Adjusted SOFR plus 4.00%, subject to a floor of 2.50%. Both interest rates were reset monthly. The effective interest rate for the three months ended September 30, 2025 and 2024, was 40.6% and 14.5%, respectively, on the MidCap Term Facility, and 33.3% and 12.5%, respectively, on the MidCap Revolving Facility. The effective interest rate for the nine months ended September 30, 2025 and 2024 on the MidCap Term Facility was 17.2% and 14.4%, respectively, and 14.5% and 12.2% on the MidCap Revolving Facility, respectively.
The MidCap Credit Agreement included customary covenants for a facility of this type, including monthly reporting requirements and, at any time that liquidity was less than 1.50x the outstanding principal balance of the MidCap Term Facility, a financial covenant to maintain minimum trailing 12-month net revenue levels specified in the MidCap Credit Agreement. The MidCap Credit Agreement also contained various covenants that limited our ability to, among other things: sell, transfer, lease, or dispose of our assets subject to certain exclusions; create, incur, assume, guarantee, or assume additional indebtedness, other than certain permitted indebtedness; encumber or permit liens on any of our assets other than certain permitted liens; make restricted payments, including paying cash dividends on, repurchasing or making distributions with respect to any of our capital stock; make specified investments; consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of our assets; and enter into certain transactions with our affiliates, in each case, subject to certain exceptions, baskets, and thresholds set forth in the MidCap Credit Agreement. As of July 31, 2025, we were in compliance with our financial covenants.
On June 9, 2025, we completed our IPO of 9,085,000 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase from us 1,185,000 shares of our common stock, at a price to the public of $19.00 per share. The gross proceeds to us from the IPO were $172.6 million and $151.6 million, after deducting $12.0 million underwriting discounts and commissions and $9.0 million estimated offering expenses payable by us. Immediately prior to the closing of the IPO, each outstanding share of our Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, including shares of redeemable convertible preferred stock issued upon the exercise of Series B and Series D redeemable convertible preferred stock warrants, converted into one-third of a share of our common stock.
On July 31, 2025, the Company used a portion of its IPO proceeds and fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively. The repayment of the MidCap Term Facility and MidCap Revolving Facility was accounted for as a debt extinguishment. The consideration used to extinguish the MidCap Term Facility and MidCap Revolving Facility and the carrying value of the debt instruments (including unamortized debt issuance costs) resulted in a loss on early extinguishment of debt of $2.1 million included in loss on early extinguishment of debt within our condensed consolidated statements of operations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(3,127)	$(27,692)
Net cash used in investing activities	$(4,486)	$(2,894)
Net cash provided by (used in) financing activities	$129,848	$(1,322)
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

Net cash used in operating activities during the nine months ended September 30, 2025 of $3.1 million was the result of a $17.9 million net loss, adjusted for $21.5 million of non-cash adjustments and $6.7 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $9.2 million of share-based compensation expense, $4.0 million of depreciation and amortization expense, $2.5 million of amortization of deferred commissions, a $2.1 million increase in loss on debt extinguishment, a $1.5 million increase in the fair value of warrant liabilities, a $1.5 million increase in the provision for credit losses, $0.4 million of amortization of operating lease right-of-use assets, and $0.3 million of amortization of debt issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of an $19.5 million increase in accounts receivable, a $2.3 million increase in deferred commissions, a $1.6 million increase in prepaid and other current assets, and a $0.4 million decrease in operating lease liabilities, partially offset by a $7.6 million increase in deferred revenue, a $7.8 million increase in accrued expenses and other current liabilities, a $1.4 million increase in accounts payable, a $0.2 million decrease in other non-current assets, and a and a $0.1 million decrease in inventory.
Net cash used in operating activities during the nine months ended September 30, 2024 of $27.7 million was the result of a $38.9 million net loss, adjusted for $13.7 million of non-cash adjustments and $2.5 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $7.1 million in share-based compensation expense, $3.5 million of depreciation and amortization expense, $1.9 million of amortization of deferred commissions, $0.8 million increase in the provision for credit losses, $0.5 million of amortization of operating lease right-of-use assets, and $0.3 million of amortization of debt issuance costs, partially offset by $0.4 million decrease in fair value of warrants. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $9.7 million increase in accounts receivable, a $4.9 million increase in deferred commissions, a $1.7 million increase in accrued expenses and other current liabilities, a $0.6 million increase in prepaid and other current assets, and a $0.5 million decrease in operating lease liabilities, partially offset by a $7.8 million increase in deferred revenue, a $1.8 million decrease in inventory, a $1.5 million increase in accounts payable, a $0.3 million decrease in other non-current assets, and a $0.1 million increase in other non-current liabilities.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 of $4.5 million was the result of purchases of property and equipment of $1.1 million and capitalized internal-use software costs of $3.4 million.
Net cash used in investing activities during the nine months ended September 30, 2024 of $2.9 million was the result of purchases of property and equipment of $0.4 million and capitalized internal-use software costs of $2.5 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 of $129.8 million was the result of $160.5 million of proceeds from the IPO net of underwriting discounts and commissions and $6.0 million of proceeds from the exercise of stock options, partially offset by $31.0 million of repayment of debt principal, $4.3 million of payments for offering expenses and $1.4 million of payments for debt extinguishment costs.
Net cash used by financing activities for the nine months ended September 30, 2024 of $1.3 million was the result of $3.4 million of payments for offering expenses, partially offset by $2.0 million of proceeds from the exercise of stock options.
Contractual Obligations and Other Commitments
Purchase commitments. Our unconditional purchase commitments primarily consist of technology and cloud services related to our daily business operations. As of September 30, 2025, we had $2.1 million of unconditional purchase commitments due in 2025 and $8.4 million due in 2026 and thereafter. The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases. See Note 6 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Quarterly Report on Form 10-Q. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption, and therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result of this election, our unaudited condensed consolidated financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $198.6 million as of September 30, 2025 and $76.4 million as of December 31, 2024. Our cash and cash equivalents consist of cash held in sweep accounts, checking accounts, and money market funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures we are taking in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses since our inception, and we may incur net losses in the future. For the three months ended September 30, 2025 and 2024, we incurred net losses of $3.2 million and $9.2 million, respectively. For the nine months ended September 30, 2025 and 2024, we incurred net losses of $17.9 million and $38.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $461.9 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent, and intend to continue to spend, significant funds to develop our programs, to develop our customer support resources, to scale our offerings, and to recruit and retain key talent. Some of these investments may not yield the revenue gains we anticipate and reduce our operating margin. If our investments are not successful, and if we are unable to successfully develop, commercialize, and market our programs to customers and channel partners, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
We enter into agreements with our customers and channel partners under which our fees are dependent in part upon the number of covered individuals that are enrolled in our programs each month. If the number of members covered for our programs by one or more of our customers or channel partners were to be reduced, such decrease would lead to a decrease in our revenue. The growth forecasts of our customers and channel partners are also subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate, and member enrollment in our programs could fail to grow at anticipated rates, or at all.
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
Historically, we have relied on a limited number of customers, including employers, health plans, PBMs, health systems, government entities, and other entities that pay for the cost of our programs, and channel partners, including health plans and PBMs, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers. Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 76% and 70% of our revenue for the three months ended September 30, and 2024, respectively, and 75% and 69% of our revenue for the nine months ended September 30, 2025 and 2024, respectively. As of and for the three months ended September 30, we had one health plan or PBM that accounted for 20% of our accounts receivable, net and 32% of our revenue, and a second health plan or PBM that accounted for 50% of our accounts receivable, net and 34% of our revenue. For the nine months ended September 30, 2025, we had one health plan or PBM that accounted for 31% of our revenue, and a second health plan or PBM that accounted for 32% of our revenue. As of and for the three months ended September 30, 2024, we had one health plan or PBM that accounted for 25% of our accounts receivable, net and 38% of our revenue, and a second health plan or PBM that accounted for 33% of our accounts receivable, net and 19% of our revenue. For the nine months ended September 30, 2024, we had one health plan or PBM that accounted for 37% of our revenue, and a second health plan or PBM that accounted for 18% of our revenue. Each of these health plans or PBMs are affiliates of The Cigna Group. In general, our customers and channel partners work with us on a non-exclusive basis. If we are unable to establish, maintain, or grow these relationships over time or if customers or channel partners refer business to our competitors instead, we are likely to fail to recover these costs and our results of operations and prospects will suffer. The loss of any of our key customers or channel partners could negatively impact our revenue as we work to obtain new customers or establish replacement channel partner relationships. Contracts with our key customers and channel partners may be terminated before their term expires for various reasons, subject to certain conditions. For example, most of our contracts are terminable for convenience by our customers and channel partners, subject to a notice period. Certain contracts may be terminated immediately by the customer or channel partner if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs, or if we fail to comply with certain specified laws.

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
As of September 30, 2025, we employed 868 full-time employees, which includes our health coaches and other Care Team members as well as individuals across sales and marketing, research and development, and general and administrative functions. In the future, we expect to expand our managerial, clinical, scientific, technological, operational, finance, and other resources in order to manage our operations and continue our program development activities. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. In particular, we rely in large part on our Care Teams for the delivery of our programs, and we may be unable to scale our Care Teams efficiently to manage costs through economies of scale due to limitations on the number of members that our Care Teams are able to support. If we fail to do so, we may incur significant costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects, and negatively impact our ability to achieve or maintain profitability in the future.
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

We rely on a limited number of suppliers for devices and supplies that we deliver in connection with our programs, including wireless scales, blood pressure monitors, blood glucose monitors, and other supplies, and a limited number of third parties for cellular device connections. We utilize a single supplier and exclusive partner for continuous glucose monitors provided in Omada for Diabetes and work with a single distributor for delivery of the continuous glucose monitors. We also rely on a limited number of external partners to supply certain healthcare services complementary to but not included in our programs, such as prescriptions for continuous glucose monitors or other items or physician referrals to physical therapy, where required.
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
The regulatory framework for AI is rapidly evolving, and many federal, state, and foreign governmental bodies and agencies have introduced and/or are currently considering additional laws and regulations. The Trump Administration has rescinded an executive order relating to the safe and secure development and deployment of AI technologies that was previously implemented by the Biden Administration. The Trump Administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review all rulemaking taken pursuant to the rescinded Biden executive order and, if possible, rescind any such rulemaking to the extent it is inconsistent with, or presents a barrier to, the Trump Administration’s new executive order. Thus, the Trump Administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies or may implement new executive orders and/or other rulemaking relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our programs, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. California also enacted several new laws in 2024 that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. New laws, rules, directives, and regulations governing AI technologies and changes to existing ones may adversely affect the ability of our business to use or rely on certain AI technologies. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our programs and our business. We may not always be able to anticipate how to respond to these new or updated laws or regulations, and they may affect our ability to use AI technologies. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, including the redesign of our platform or programs to achieve compliance, could be significant and could increase our operating expenses, and we may be at increased risk of claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI technologies could materially and adversely affect our brand, reputation, business, financial condition, results of operations, and prospects.
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
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle, particularly with respect to large organizations and government entities. The sales cycle for our programs from initial contact with a potential customer or channel partner to member enrollment launch varies widely, ranging in some cases to over a year. Some of our customers and channel partners, especially in the case of large organizations and government entities, undertake a significant and prolonged evaluation process, including to determine whether our programs meet their unique healthcare needs, which frequently involves evaluation of not only our programs but also other available solutions, which results in extended sales cycles. Our sales efforts involve educating our customers and channel partners about the ease of use, technical capabilities, and potential benefits of our programs. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in the internal procurement processes of our customers and channel partners, particularly for some larger organizations and government entities for which our programs represent a small percentage of their total procurement activity. There are many other customer-specific factors that contribute to the timing of purchases and resulting timing of our revenue recognition, including the strategic importance of a particular project to a customer or channel partner, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our program enhancements and the introduction of new products or solutions by our competitors may also affect purchases. Even if a customer or channel partner decides to purchase our programs, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a customer or channel partner enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of approximately three months and can take significantly longer for complex channel partners. Our channel partners resell our programs to their end customers, and there can be no assurance that any newly signed channel partner relationship will result in significant additional revenue near-term or at all. As part of the enrollment process, we incur significant expense explaining the benefits of our programs again to potential members to encourage them to enroll. We do not receive any payment from our customers or channel partners until members enroll and begin using our programs, which could be months following signing an agreement for our programs. Moreover, our contracts with customers and channel partners generally may provide that some fees are subject to repayment if certain clinical outcomes or other performance criteria are not met. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed, the period in which revenue from a sale will be recognized, or the amount of revenue that we will ultimately recognize.
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

We invest substantial resources in researching and developing new programs and enhancing our programs and platform by incorporating additional features, improving functionality, and adding other improvements to meet market demands and our members’ evolving needs. The success of any enhancements or improvements to our platform, programs, or any new programs depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our programs platform and third-party partners’ technologies, clinical results, cost effectiveness, and overall market acceptance. Our development of programs also depends on rights or interests in certain intellectual property, which we or third parties on which we rely may own or license. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform, programs, or any new programs that respond to continued changes in market demands or new requirements from customers or channel partners, and any enhancements or improvements to our platform, programs, or any new programs may not achieve market acceptance or may otherwise be negatively impacted by third-party actions that are outside of our control. For example, we have developed GLP-1 Care Tracks to support members who are engaged in one of our cardiometabolic programs to enable their success before, during, and after GLP-1 therapy. The GLP-1 therapeutic space is new and rapidly evolving, and actions by employers, health plans, PBMs, pharmaceutical companies, and other third parties. including federal, state, or local governments, could negatively impact the adoption of our GLP-1 Care Tracks. For example, if pharmaceutical companies restrict cost rebates or other incentives for GLP-1s for employers who place conditions on the use of GLP-1s (such as participation in our program), market acceptance of our GLP-1 Care Tracks could be materially and adversely affected. Conversely, certain health plans, PBMs, employers, or other customers or channel partners may require that members enroll in, and engage with, one of our GLP-1 Care Tracks as a condition of receiving GLP-1 prescriptions. When health plans, PBMs, employers, or other customers or channel partners require that members enroll in, and engage with, one of our GLP-1 Care Tracks as a condition of receiving GLP-1 prescriptions, we may provide data reporting that those customers and channel partners use in their review or adjudication of prescription requests. If our data reporting systems or processes are delayed, disrupted, or otherwise fail to work as intended, the prescription processes of our customers and channel partners may be negatively affected, which may result in delayed prescriptions, which in turn could cause member harm or materially and adversely impact our relationships with customers and channel partners. Although, as of September 30, 2025, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan, members could react negatively to these requirements. Although these conditions are not imposed by Omada directly, members could nevertheless attribute these requirements to us and develop a negative perception of us or our programs and our business, which could harm our brand and reputation. Moreover, if the use of GLP-1 therapy for weight loss receives negative publicity and/or one or more GLP-1s are determined to be harmful, the use of GLP-1s for weight loss could decline, which would reduce demand for our GLP-1 Care Tracks and, in turn, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
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
Public opinion and scrutiny of treatments for obesity and overweight may impact public perception of our company and offerings or may adversely affect our ability to conduct our business and our business plans.

Public perception may be influenced by claims, such as claims that products prescribed in connection with our programs are unsafe, unethical, or immoral, and consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to treatments for obesity and overweight in general could result in greater government regulation and stricter labeling requirements of products to treat these chronic conditions, including products prescribed through our offerings. For example, severe adverse events observed with GLP-1 receptor agonists include, but are not limited to, acute pancreatitis, acute gallbladder disease, acute kidney injury, and severe gastrointestinal adverse reactions. Such side effects associated with GLP-1 receptor or GLP-1/GIP receptor targeting treatments may negatively impact public perception of us or products prescribed through our offerings. Adverse events associated with products prescribed through our offerings, even if not ultimately attributable to those prescribing activities, and the resulting publicity could result in increased governmental regulation and unfavorable public perception. More restrictive government regulations or negative public opinion could have an adverse effect on our business, financial condition, results of operations, and prospects.

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
Additionally, we send short message services (“SMS”) text messages to members and potential members. Federal or state regulatory authorities or private litigants may claim that the notices and disclosure we provide, form of consent we obtain, or our SMS texting practices are not adequate or violate applicable law. In addition, we must ensure that our SMS texting practices comply with regulations and agency guidance under the Telephone Consumer Protection Act (the “TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages. While we strive to adhere to strict policies and procedures that comply with the TCPA, the Federal Communications Commission (“FCC”), as the agency that implements and enforces the TCPA, may disagree with our interpretation of the TCPA and subject us to penalties and other consequences for noncompliance. Determination by a court or regulatory agency that our SMS texting practices violate the TCPA could subject us to civil penalties and could require us to change some portions of our business. Even an unsuccessful challenge by members or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. Moreover, if wireless carriers or their trade associations, which issue guidelines for texting programs, determine that have violated their guidelines, our ability to engage in texting programs may be curtailed or revoked, which could impact our operations and cause us to incur costs related to implementing a workaround solution.

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
We and our affiliated professional entities and certain of our third-party suppliers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we, our affiliated professional entities, and certain of our third-party suppliers conduct our operations, including sales and marketing practices directed at potential customers and channel partners, benefit outreach practices directed at covered individuals, consumer incentives, and other promotional programs, and other business practices. Such laws include, without limitation:
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
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our financial arrangements with customers, channel partners and third-party suppliers, any lead generation agreements for acquiring customers or channel partners, and any outreach initiatives directed at covered individuals, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our or our affiliated professional entities’ operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, including Medicare, state Medicaid programs, TRICARE, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. We or our affiliated professional entities may also be contractually required to indemnify and hold harmless third parties, such as customers or channel partners, from the costs of any failure to comply with applicable law. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
Increased regulation and legislative review of virtual healthcare practices could further increase our costs of doing business. Authorities may not agree with our interpretation of existing or future legislation and regulation, which may require us to incur additional costs. Further, states may pass new measures that may restrict the delivery of certain virtual services, such as virtual physical therapy, or add new requirements, including requirements that members receiving those virtual services have the right to request and receive in-person care. If states pass additional measures, we may need to make adjustments to the delivery of our platform and programs in those jurisdictions, which could make it difficult and more expensive to operate our business in general or to operate our business in those states, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and the exchange our securities are listed on. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action, and potentially civil litigation.

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
The trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market after our IPO, and the perception that these sales could occur may also depress the trading price of our common stock. As of September 30, 2025, we had 57,887,144 shares of common stock outstanding and no shares of preferred stock outstanding. Of these shares, all of the shares of our common stock sold in the IPO are freely tradable, without restriction, in the public market. The remaining shares of our common stock will become available for sale under the terms of lock-up agreements entered into between the holders of those shares and the underwriters of our IPO, or market standoff provisions in agreements with us.
Our directors and our executive officers and certain other record holders that together represent a substantial majority of our outstanding common stock and securities directly or indirectly convertible into or exercisable or exchangeable for our common stock have entered into lock-up agreements with the underwriters of our IPO. The lock-up agreements pertaining to our IPO include restrictions on the sale, transfer, or other disposition of shares during the period ending 180 days from the date of our final prospectus dated June 5, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 (such period, the “restricted period”). Furthermore, most of the holders of our outstanding common stock and securities directly or indirectly convertible into or exercisable or exchangeable for our common stock are subject to market standoff agreements with us that restrict the sale, transfer, or other disposition of shares during the restricted period. After the restricted period expires, substantially all of the securities subject to such lock-up and market standoff restrictions will be eligible for sale in the public market subject to compliance with applicable securities laws.
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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our common stock regardless of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly results of operations, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, data privacy and security-related events, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by our competitors, adverse publicity about the technology or virtual care industry, or individual scandals, and, in response, the market price of our common stock could decrease significantly. You may be unable to resell your shares of common stock at or above the purchase price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Common Stock Warrants
On July 18, 2025, all outstanding common stock warrants were cashless exercised, resulting in the issuance of 35,467 shares of our common stock. We receive no proceeds in connection with the exercise of the common stock warrants.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The offers, sales, and issuances of the common stock described above were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of the common stock in this transaction represented its intention to acquire the common stock for investment and not with a view to the public resale or distribution of the common stock. The recipient had adequate access, through its relationship with us, to information about us. The sale of common stock was made without any general solicitation or advertising.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•On August 15, 2025, Sean Duffy, our Chief Executive Officer and a member of our board of directors, individually and through a trust under which he is a beneficiary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) for the sale of up to (i) 591,275 shares of our common stock and (ii) the number of shares of our common stock Mr. Duffy will receive following the vesting of restricted stock units covering an aggregate of 27,138 shares of our common stock and the satisfaction of tax obligations in connection with such vesting (the total number of shares to be sold covered under clause (ii) is not yet determinable).The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 4, 2026.
•On August 15, 2025, Steve Cook, our Chief Financial Officer, adopted a Rule 10b5-1 Plan for the sale of up to (i) 380,942 shares of our common stock and (ii) the number of shares of our common stock Mr. Cook will receive following the vesting of restricted stock units covering an aggregate of 12,335 shares of our common stock and the satisfaction of tax obligations in connection with such vesting (the total number of shares to be sold covered under clause (ii) is not yet determinable). The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 4, 2026.
•On August 15, 2025, Wei-Li Shao, our President, adopted a Rule 10b5-1 Plan for the sale of the number of shares of our common stock Mr. Shao will receive following the vesting of restricted stock units covering an aggregate of 14,802 shares of our common stock and the satisfaction of tax obligations in connection with such vesting (the total number of shares to be sold covered under clause (ii) is not yet determinable). The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 4, 2026.
•On August 15, 2025, Craig Gracey, our Chief Accounting Officer, adopted a Rule 10b5-1 Plan for the sale of up to 20,833 shares of our common stock. The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 4, 2026.
No sales or transfer of shares of Company common stock or other securities may be made under the above Rule 10b5-1 Plans prior to the expiration of the restricted period set forth in the lock-up agreements.

Item 6. Exhibits
See the Exhibit Index attached to this registration statement, which Exhibit Index is incorporated herein by reference.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Restated Certificate of Incorporation	8-K	6/9/2025	3.1

3.2	Amended and Restated Bylaws	8-K	6/9/2025	3.2

4.1	Form of Common Stock Certificate.	S-1	5/9/2025	4.2

4.2	Amended and Restated Investors’ Rights Agreement, dated December 22, 2021, by and among Omada Health, Inc. and the investors listed therein.	S-1	5/9/2025	4.3

10.1	Non-Employee Director Compensation Program (as amended August 28, 2025).				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial information from Omada, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

OMADA HEALTH, INC.

Date: November 7, 2025	By:	/s/ Steve Cook
Steve Cook Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)