Form 10-K
period 2025-12-31
Omada Health, Inc.
filed 2026-03-06
CIK 1611115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

As of June 30, 2025 (the last trading day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.05 billion, based on the closing price of the registrant’s common stock on The Nasdaq Stock Market of $18.30 per share.

As of March 3, 2026, the registrant had 58,925,439 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2026 annual meeting of stockholders are incorporated by reference in response to Part III of this Report to the extent stated herein.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations, or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Omada Health platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success of our business model, our market opportunity, our ability to scale our business and expand internationally, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions in relation to any such legal and regulatory requirements. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors discussed in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as well as other documents that may be filed by us from time to time with the U.S. Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made available. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

Part I
Item 1. Business
Overview
Our mission is to bend the curve. Our hope is that, one day, tomorrow’s epidemiologists will notice a bend in disease curves, wonder what might be happening, and conclude that part of that impact has been Omada. As part of that mission, we strive to inspire and enable people to make lasting health changes on their own terms. We deliver virtual care between doctor’s visits, providing an engaging, personalized, and integrated experience for the individuals in our programs, which we call our “members.” Our care is designed to improve their health while delivering value for the employers, health insurance companies (“health plans”), health systems, pharmacy benefit managers (“PBMs”), and other entities that cover the cost of our programs. Our platform is grounded in evidence and supported by peer-reviewed clinical research and third-party accreditations, which we believe enhances credibility with customers, our reseller partners, and other stakeholders. We differentiate through our human-led, technology-enabled care model, which combines proactive Care Teams with data-driven tools to deliver personalized support at scale. We call this approach Compassionate Intelligence. We work to develop trust with each member and use technology to help us personalize their experience, enabling us to unlock results at scale.
Since our founding, our programs have had a meaningful, positive impact. As of December 31, 2025, we had more than 2,000 customers, over 886,000 total members enrolled in one or more programs, and had supported nearly two million members since launch. We sell our programs to customers that cover the cost for covered individuals, either by contracting with us directly or by arranging access through entities that we call “channel partners,” which resell our programs to their own end customers. We count a member as enrolled in a program to the extent their participation was billed at least once in the preceding 12 months. We believe our programs serve a clear need for our customers and channel partners as well as our members, which is reinforced by our strong customer satisfaction and member engagement rates. As of December 2025, more than 55% of members in month 12 and more than 50% of members in month 24 of our cardiometabolic programs still engaged with the platform at least once during the respective month. We consider members to be still engaged after one year or two years in the program if, during their twelfth or twenty-fourth month of program participation in a cardiometabolic program, they complete at least one interaction with us, such as logging in or interacting with the Omada mobile app, sending messages to Omada Care Team members, or recording metrics such as weight, blood pressure, or blood glucose values.
We believe we compete effectively based on a combination of clinical rigor, differentiated care delivery, and a scalable go-to-market strategy. In addition, our multi-condition platform enables customers and members to access support for multiple conditions through a single partner, and the high rate of comorbidities across these conditions can be addressed in a more coordinated manner. Our diversified go-to-market strategy further allows flexible deployment across employers, health plans, PBMs, and other channels, supporting broad adoption and long-term relationships.
Our Programs
Omada Cardiometabolic Programs
We launched our first program focused on diabetes prevention in 2012. Since then, we also observed a demand from our customers and channel partners to expand beyond diabetes prevention and weight management and into other conditions, such as the treatment and management of diabetes, hypertension, and high cholesterol as well as supporting members on their glucagon-like peptide-1 agonists (“GLP-1”) weight-loss journeys. We refer to these as our “Cardiometabolic Programs.” The significant overlap across these chronic conditions created a natural growth avenue by enabling a coordinated, context-informed care approach across conditions. Within our Cardiometabolic Programs, we pair members with a dedicated health coach and/or a Certified Diabetes Care and Education Specialist, when clinically appropriate, for the entirety of their experience. We further support our members with third-party connected devices such as connected scales, blood glucose monitors, continuous glucose monitors, and blood pressure monitors, depending on their individual needs, a personalized learning path, nutrition counseling, and support from peer groups to build community.
Omada for Prevention & Weight Health: Omada for Prevention & Weight Health, our first program, focuses on prediabetes and weight management, two critical elements of preventing diabetes and heart disease. Informed by guidelines and recommendations set by the U.S. Preventive Services Task Force and the Centers for Disease Control and Prevention

“CDC”, the goal of the program is to enable members to lose weight, maintain a healthy weight, and increase physical activity.
Omada for Diabetes: Launched in 2018, Omada for Diabetes is designed to help members with type 1 or type 2 diabetes achieve stable blood glucose levels and meet and reach their A1C reduction goals based in part on treatment guidelines from the ADA. Because most people with type 2 diabetes have obesity or are overweight, we also support members with reaching and maintaining a healthy weight through modifications in diet, exercise, and other behaviors.
Omada for Hypertension: Also launched in 2018, Omada for Hypertension is designed to help reduce members’ blood pressure and help them maintain healthy blood pressure based on clinical protocols recommended by the American Medical Association, the American College of Cardiology, and the American Heart Association. As with type 2 diabetes, hypertension is often comorbid with obesity. We support members in need of weight management in reaching and maintaining a healthy weight through modifications to diet, exercise, and other behaviors.
Omada for Cholesterol: With the first commercial launch expected in 2026 and broad launch planned for 2027, Omada for Cholesterol is designed to help support members with high cholesterol by providing personalized cholesterol support, guidance from a clinical specialist, lessons, and goal setting. This program builds on our current cardiometabolic offerings by providing enrolled members the support they need to make managing lipid risk visible, actionable, and sustainable over time.
Omada GLP-1 Care Track
First launched in 2023, the initial version of our GLP-1 Care Track, currently embedded in our cardiometabolic programs, supports members on a GLP-1 therapy, a class of drugs used to treat certain cardiometabolic conditions, such as diabetes and obesity. This GLP-1 Care Track is designed to support members engaged in our cardiometabolic programs and on a GLP-1 to enable their success before, during, and after GLP-1 therapy. With over 150,000 members across our programs having used GLP-1s as of December 31, 2025, Omada has demonstrated expertise in supporting members currently taking these therapies to make lasting health changes. Through personalized support, education, and the thoughtful deployment of technology resources, we believe we are meeting this dynamic period in the GLP-1 market, aiming to enhance both the clinical impact of these therapies for our members and the economic benefits of GLP-1s. Our GLP-1 Enhanced Care Track builds on this initial groundwork, offering additional resources and support through our virtual programs, including exercise specialists unique to the ECT experience, with the ultimate goal of supporting members to achieve and maintain weight loss long-term, including after discontinuation of GLP-1 therapy. In addition, we recently announced the capability to prescribe GLP-1 therapies and other anti-obesity medications (“AOMs”) as an extension of our GLP-1 support offerings, reflecting our proactive approach to evolving care models and meeting customer needs, while continuing to innovate on traditional care protocols. Our new prescribing capability, launching later this year, is designed to provide broad longitudinal medication support, from the time of the prescription through the duration of a member’s time taking an AOM. This expands our existing offering by adding prescribing and medication management from licensed providers trained in obesity care through a nationally scalable model. Our Compassionate Intelligence approach combines clinical eligibility, health metrics, motivational readiness, and behavioral data to help support prescribing decisions and tailor care plans. This additional capability allows us to provide employers with more choices for how they support their populations, to align with benefit strategy goals, and to help optimize AOM spend and clinical outcomes.
Omada for MSK
Launched by Omada in 2020, Omada for MSK connects individuals to licensed physical therapists for consultation and virtual treatment for musculoskeletal (“MSK”) conditions. Our program provides members access to treatment in as little as 24 hours from enrollment. We match clinically eligible patients with a dedicated physical therapist and provide ongoing access through video visits and asynchronous chat. Omada-affiliated physical therapists assign evidence-based treatment exercises and stretches to members and can assess patient progress through form analysis (by video), range of motion (by computer vision technology), and patient reports (in-app feedback). Members can also access an individualized education curriculum via our education library to help build healthy habits that support recovery and long-term health.
Compassionate Intelligence
Our virtual, between-visit care model combines human care and technology, including AI, to support members over time. Programs are designed to be simple and engaging, and available whenever and wherever members need them. Our model is anchored on our Care Teams, technology, and continuous innovation, which together enable a personalized, scalable, and cost-effective health experience.
Member-Facing Application
Our member-facing mobile and web applications are designed to offer a cohesive and integrated experience across all direct interactions we have with our members. Through a single login, members can access interactive lessons, peer groups, social communities, third-party connected devices, meal tracking, our OmadaSpark AI agent and related AI tools described below, and their dedicated Care Team. Once enrolled, a member’s experience is personalized through the app and Care Team communications, including a dynamic home screen that reflects content and activities based on their program and current goals. A continuous feedback loop, informed by our analytics suite, drives ongoing improvement of recommendations, actions, and content.
Care Teams
We believe human relationships and empathy are fundamental drivers of sustainable behavior change. Our Care Teams include health coaches, select relevant specialists, and licensed physical therapists, depending on the program, as well as licensed clinical social workers that provide consultation to our other Care Team members on general behavioral health practices on an as-needed basis. Our Care Teams deliver care within the scope of their credentials and are intended to remain with a member throughout their journey with Omada, which helps them to develop a deeper understanding of each member’s goals, progress, and challenges over time, including behavioral health needs that can affect a member’s ability to work on health goals. Our prescribing capability also incorporates third-party licensed obesity care providers for prescribing AOMs and related medication management.
For behavioral health, our Care Teams are trained by licensed clinical social workers and use tools such as the PHQ‑4 assessment to help surface potential needs and provide support to members when appropriate, while referring members to an employer’s Employee Assistance Program or other resources for needs outside their scope.
Care Team Platform & Additional Technology
Facilitating human connections at scale requires integrated software that supports member experience and Care Team operations. Our integrated technology platform is purpose-built to magnify the impact of our Care Teams and Between-Visit-Care model, and drive operational excellence in a trusted and secure way. The platform is designed for easy navigation, surfaces shared member context, and enables Care Team members to communicate with each other and with members through asynchronous messaging. Proprietary tools and algorithms help prioritize and organize outreach and identify potential high-impact interventions, supporting efficient workflows while maintaining a high-touch member experience.
We receive data from interactions between members, our platform, connected third-party devices, and our Care Teams. As of December 31, 2025, our Care Team Platform received more than 75,000 data points every 60 minutes. We apply artificial intelligence, including machine learning, to help interpret these data, support personalized care protocols, and identify when human outreach is likely to be most effective.
Our platform supports the full lifecycle of our work with customers, channel partners, and members, including benefit eligibility confirmation and enrollment outreach, application and onboarding, device management and fulfillment, member-facing tools and applications, Care Team tools, data capture and storage, and platform and billing infrastructure. Our Care Team Platform and other purpose-built systems, including AI and machine-learning capabilities, support internal efficiencies such as member enrollment optimization, coach capacity planning, device fulfillment, and reporting for customers and channel partners, and have enabled us to scale our Between-Visit Care model while maintaining high clinical quality and a strong member experience.
Connected Devices and Data
Where clinically appropriate, we provide members with connected third-party devices that measure progress and surface real-time data to our platform. Depending on the program, these devices can include scales, blood pressure monitors, blood glucose monitors, and continuous glucose monitors. Most devices are cellular-connected and paired with a member’s account, requiring no setup and transmitting fast, accurate readings directly to Omada. Members gain real-time visibility into how their behaviors affect their health, creating valuable learning moments and engagement, while Care

Teams use these data to generate insights that further personalize care plans and interventions. For cardiometabolic programs, members receive devices specific to their condition and needs, and related data are integrated into the Omada Care Team Platform to improve insights that support care delivery and product development.
Continuous Innovation
At Omada, we have invested in continuous innovation across our programs, using insights from our robust internal dataset derived from delivering care to nearly two million members since launch, and our cross-functional Omada Insights Lab, a collaboration of teams across clinical, product, design, engineering, and Care Teams. Over time, we have produced improvements to a number of activities in order to drive meaningful impact at scale and reflect our member-centric design approach and commitment to exceptional experiences, including:
AI-Powered Food and Nutrition Insights: OmadaSpark, our AI-powered agent, works directly with members alongside our Care Teams to support instant meal tracking and nutrition education, including meal logging via barcode scanning, photo upload, and voice input with immediate macronutrient feedback. We also built on that foundation to create Meal Map, an AI-driven nutrition experience that helps members understand the quality of their food choices through visual feedback, detailed nutrient analyses, and personalized nutritious recipe suggestions, tailored to member preferences and allergies and informed by a database of over three million foods from more than 150 countries.
Instant Context: We leverage the generative AI capabilities of prominent, third-party large language models, augmented with internal member interaction data, to prepare helpful contextual summaries of member history and circumstances, for use by our Care Teams.
Automatic Message Tagging: We also leverage third-party large language models to analyze and categorize Care Team messages to members, which helps us understand prior interactions and evaluate how different interventions affect member engagement and clinical outcomes.
Smart Recommendations: We have developed our own machine learning algorithms, informed by member interaction data and our content libraries, to power a recommendation engine that surfaces relevant wellness content and resources our clinical teams believe are most relevant to a member’s specific circumstances.
MSK Computer Vision: We leverage and configure third-party computer vision libraries on leading mobile devices, paired with a domain-specific scripting language to enable our affiliated physical therapists to more effectively assess our members' exercise form and range of motion and provide real-time feedback and objective data to support evaluation of movement performance and care plan effectiveness.
Grounded in Evidence Since Day One
In order to realize the full potential of our model, we sought to earn the trust of the existing healthcare ecosystem. Since our founding, we have worked to build bridges between the virtual and traditional (largely in-person) care communities through our commitment to delivering evidence-based care, publishing our clinical outcomes, and earning accreditations and credentials.
We Start with Science: The foundation of each of our programs is an evidence-based intervention that exists in the in-person care setting, such as the CDC’s Diabetes Prevention Program, upon which we have built technology-enabled solutions able to reach patients at scale.
We Deliver Outcomes: We have demonstrated clinical outcomes and economic value across our multi- condition platform, including 30 published, peer-reviewed studies as of December 31, 2025, which allow us to improve our programs and serve as a key differentiator. Across our cardiometabolic programs, peer-reviewed studies have demonstrated meaningful improvements in key clinical measures, including sustained weight loss, reductions in A1C for members with diabetes, and improvements in blood pressure for members with hypertension, with outcomes observed across diverse populations and care settings. In our musculoskeletal program, published studies have shown reductions in pain and improvements in physical function, supporting the effectiveness of our virtual physical therapy model and reinforcing the clinical rigor underlying our multi-condition platform.
We are Assessed by Experts: We believe virtual care should be subject to many of the same quality control expectations as traditional in-person care. This belief has led us to seek and receive recognition or accreditation by an independent third-party organization in the healthcare industry relevant to most of our standalone programs. We have received full recognition from the CDC’s Diabetes Prevention Recognition Program for certain deployments of our Omada for Prevention & Weight Health program, meaning that these deployments have met the rigorous standards for quality and the outcomes requirements set forth by the CDC for a diabetes prevention program. We have also received accreditations from the Association of Diabetes Care and Education Specialists (the “ADCES”) for our Diabetes program, the National Committee for Quality Assurance (the “NCQA”) for our type 2 Diabetes and combined Diabetes and Hypertension programs, and the Utilization Review Accreditation Commission (the “URAC”) for our MSK program.
Our Fit in the Evolving Industry Landscape
The rapid expansion of GLP-1 and other specialty medications, rising consumer expectations for integrated and intuitive experiences, acceleration driven by AI, increasing regulatory and clinical rigor, and the growing importance of distribution and access are resetting how chronic care is delivered, evaluated, and paid for. Payers and employers are responding to rising healthcare costs and increasing GLP-1 utilization by seeking demonstrable clinical outcomes, defensible ROI, and integrated, multi-condition platforms that deliver personalized, longitudinal care experiences. In this environment, we believe platforms that combine clinical rigor, multi-condition reach, and evidence based, human-led care are well positioned to partner with employers, health plans, PBMs, and government programs. We further believe that advantage increasingly will accrue to organizations that can deliver additive value alongside powerful medications, provide consumer-grade experiences without sacrificing clinical integrity, and scale responsibly through trusted channels.
With the recent approval of multiple GLP‑1s for the treatment of obesity, diabetes, hypertension, and heart disease, among others, many have approached these therapies as breakthrough standalone medications. In recent years, GLP‑1s have driven dramatic growth in the obesity market. GLP‑1s also can represent a significant cost burden for employers and health plans that cover them, and the lasting value derived from this therapy may be limited after discontinuation.
According to FDA-approved labels as of December 31, 2025, GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan. For those who can and choose to use GLP-1s, behavior change can help increase weight loss and counter the likely weight regain after discontinuation. For those who cannot or choose not to use GLP-1s, behavior change remains a core part of treatment for obesity and related conditions. We believe there remains a critical need to instill lasting behavior change in order to counter drawbacks like loss of muscle mass and maximize the benefits of these therapies. As described in our recently published study of 965 Omada members on GLP-1s, those who persisted on GLP-1s for 12 months and regularly engaged with the Enhanced GLP-1 Care Track lost on average 16.3% of their baseline weight, compared to 11.9% demonstrated in other real world evidence. Additionally, members who discontinued GLP-1 therapies for at least 12 months and stayed on the Enhanced GLP-1 Care Track experienced just 0.8% weight regain, on average, with 63.2% of those members maintaining or continuing to lose weight at 12 months.
Scaled, Diversified Go-to-Market Model
Growth Strategy
Our growth strategy is centered on expanding the number of individuals covered for participation in one or more of our programs by our paying customers, which we call “covered lives,” as well as improving enrollment effectiveness and driving sustained member engagement. We seek to increase the number of individuals with access to our programs by offering multiple products across diverse end markets, deepening relationships with employers, health plans, and pharmacy benefit managers, and expanding distribution through a scalable, diversified go-to-market model. We also focus on converting eligible lives into active members through targeted enrollment outreach, multi-program adoption, and continued investment in technology, including tools designed to optimize enrollment and funnel conversion. Finally, we prioritize ongoing member engagement, which we believe supports clinical outcomes, retention, and recurring revenue, through a combination of proactive Care Teams, program enhancements such as our GLP-1 Care Tracks, and technology-enabled features intended to reinforce sustained participation over time.
Go-to-Market Approach
We believe that the breadth of our success is based in part on our diverse, customer-centric go-to-market strategy and our multi-condition approach. Our customers and channel partners are increasingly looking for solutions that effectively serve their members at scale and can be easily integrated within their existing benefits ecosystems.

Our go-to-market strategy follows a business-to-business-to-consumer motion. We contract with a wide variety of customers and channel partners, including fully insured health plans, self-insured employers, PBMs, and health systems that take on financial risk for some or all of their patients. Our diverse set of channels can offer customers flexibility in how they contract with Omada, either with Omada directly or through a channel partner, which can streamline enrollment, onboarding, and implementation. Our relationships with health plans and PBMs give many employers the flexibility to contract with us in the way they prefer.
Omada’s customer experience and partner management teams are designed to provide seamless customer onboarding, member enrollment support, insightful data reporting, tailored business reviews, product roadmap updates, and more, based on the needs of each customer and channel partner. The strength of our customer relationships is evidenced in our three-year average customer retention rate of over 90%, and our customer satisfaction rate of over 90% for each of program implementation and customer success, each as of December 31, 2025. Our customer satisfaction rate is based on responses received from program implementation and customer success surveys, which we send to the contacts at all customers that launched a new program during the measured period and received customer experience services from us. Results are calculated by a third-party customer experience management vendor, and we consider a customer to be satisfied if they rated our program implementation and ongoing customer success, as applicable, at a 5 or higher on a 7-point scale. Based on our experience and input from this vendor, we believe that our customer satisfaction rates are strong and reflect the value of our services to customers.
We partner with our customers and channel partners across enrollment outreach, onboarding, and implementation with the goal of fostering long-term partnerships, retention, and commercial success. After initial onboarding, we provide reporting tools that offer transparency into their population’s progress including key performance metrics such as enrollment, engagement, clinical outcomes, and satisfaction. We collaborate to develop tailored, multi-channel enrollment outreach programs spanning email, traditional mail, company communications, and workplace collateral that encourage individuals to enroll in an Omada program. Our purpose-built enrollment platform supports the entire go-to-market process from closed sale to member enrollment. We efficiently intake population outreach files, operationalize enrollment outreach strategies, and generate custom reports for customers and channel partners to quantify the success of our efforts.
When supported by our customers’ health plans, we can bill our services through electronic claims, similar to many other healthcare providers. Electronic claims provide more easily analyzed data and can simplify administration and spend tracking. Those claims may also be counted as medical or pharmacy expenses, depending on plan determinations, which differentiates our fees from those for wellness offerings.
A typical member can enroll in our cardiometabolic programs without incurring copays, coinsurance, or deductibles. Members in Omada for MSK may incur copays, coinsurance, or deductibles when receiving physical therapy services, depending on plan design and much like in-person physical therapy.
Seasonality
Historically, we have experienced, and expect to continue to experience, seasonality in our business, with a higher number of closed sales in the late spring and early fall and higher enrollment launch rates in the first and second quarters of the year which results in part from the timing of open enrollment periods of many of our customers.
Competition
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive. We currently face competition from a range of digital health companies, including direct competition from: competitors offering cardiometabolic programs, such as Hello Heart Inc., Lark Technologies, Inc., Livongo (via Teladoc Health, Inc.), Onduo LLC, Vida Health, Inc., and Virta Health Corp.; competitors offering only MSK programs, such as Hinge Health, Inc. and SWORD Health, Inc.; and those that offer both cardiometabolic and MSK programs, such as DarioHealth Corp. In some cases, our competitors also include healthcare providers and health plans that have developed their own digital healthcare platforms or tools, large technology companies that are engaged in or may enter the healthcare industry, including initiatives and partnerships launched by these companies, smaller companies that offer point solutions for one or more chronic conditions, and specialized software providers or device manufacturers. In addition, healthcare providers may choose not to implement a digital health solution at all and instead may continue to rely on traditional, in-person approaches to healthcare. Finally, AI-native companies are launching offerings in the healthcare space, and we expect more companies to expand their AI tools into healthcare in the future. We expect to face increasing competition from current competitors, who may be well-established and enjoy greater resources or other strategic advantages to compete for some or all key stakeholders in our markets, as well as new entrants into our market.
We believe the principal competitive factors for our industry include:
•evidence-based care informed by high clinical and quality standards;
•acceptance by employers, health plans, health systems, pharmacy benefit managers, and government entities;
•ability to influence members to improve health and financial outcomes;
•price and billing model;
•level of member enrollments and engagement;
•breadth, depth, and reliability of platform functionality and technology, including integrations with third-party devices;
•ability to support demand and companion care needs for GLP-1 and other AOMs;
•ability to deploy AI technologies to increase speed of innovation and improve operating costs;
•ease of use and convenience for customers, channel partners, and members, including customer integrations;
•level of satisfaction among customers, channel partners, and members;
•ability to recruit and retain skilled employees and Care Team members;
•ability to rapidly innovate and respond to new or changing opportunities, technologies, standards, legislation and regulatory developments, and the needs and requirements of customers and channel partners;
•regulatory compliance; and
•sophisticated compliance and security programs.
While we believe that we compete favorably with respect to these factors, to remain competitive, we will need to continue to focus on, among other things, delivering meaningful and clinically validated outcomes to customers, channel partners, and members through human-led and technology-enabled care; increasing the number of customers and channel partners who offer more than one Omada program; increasing member enrollment rates; enhancing member engagement with our programs; providing a flexible customer experience across contracting, implementation, and account management; and maintaining high levels of data security and member safety.
Sales and Marketing
Sales
We sell our programs directly to customers and through channel partners. Our sales and account management teams are structured to reflect our growth opportunities and to serve our various customers and channel partners:
•Our Employer Sales Team: This team is organized by employer size and is responsible for selling Omada’s programs to new employers and selling additional programs to existing employer customers. Our embedded consultant relations team also builds relationships to help grow Omada awareness amongst benefit consultants in support of sales.
•Our Partner Sales Team: This team engages health plans and PBMs to identify new and expand existing partner channels through which we can sell directly to their end customers through a channel partner relationship or access and enroll their member lives directly. This team also sells to health systems, such as hospitals and other large practices, with a focus on health systems that assume the cost of care for their patients and may choose to cover Omada programs for their patients.
•Our Customer Experience and Partner Management Teams: These teams support channel partner and customer relationships on an ongoing basis after the initial sale. They are accountable for account health, customer satisfaction and retention, driving awareness and enrollments, deepening relationships with customers and channel partners, and providing strategic guidance on improving health outcomes across member populations.
Marketing
Our marketing team has two overall functions, each of which plays an important part in our revenue generation strategy. Our B2B marketing team builds our reputation as a preferred solution in the market, and our enrollment outreach team drives member awareness and enrollment for our existing accounts post sale:
•Our B2B Marketing Team: This team is responsible for brand strategy, thought leadership, PR campaigns, and strategic market positioning. The team develops audience-level messaging, product demos, customer value stories, and content strategy and establishes industry presence at important trade shows, conferences, roundtables, and health fairs.
•Our Enrollment Outreach Team: This team is responsible for driving member awareness and enrollment outreach. The team designs and implements the multi-channel enrollment approach for both Omada-led and client-led outreach, including through email, traditional direct mail, company communications, and workplace physical collateral. The team explains our product offerings to prospective members and encourages them to proceed with application and eligibility checks, which precede enrollment. The team also runs our enrollment operations and platform to drive seamless campaign execution at scale.
Intellectual Property
We rely on a combination of trademark, copyright, patent, and trade secret laws, as well as license agreements, confidentiality procedures, and contractual protections with our employees, contractors, affiliates, customers, including channel partners, and other business partners, to establish and protect our intellectual property and proprietary rights.
As of December 31, 2025, we had five issued patents and three pending non-provisional patent applications in the U.S. Due to the nature of our technology and the rapid technological changes that characterize the markets we operate in, we believe that trade secrets and other unpatented know-how relied upon in connection with the development of new products and the enhancement of existing products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, we continually review our development efforts to assess the existence and patentability of new intellectual property. As of December 31, 2025, we held four registered trademarks and three applied-for trademarks in the U.S. and also held 15 registered trademarks in foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.omadahealth.com.
In the aggregate, our intellectual property assets are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset, or license is material in relation to our business as a whole. Our currently issued patents are projected to expire beginning in 2039 unless extended or otherwise adjusted.
Human Capital Resources
We care deeply about attracting, motivating, and retaining high-performing talent. Omada strives to be a place where people can be at their best and do their best work. In 2023, 2024, and 2025, we were certified as a “Great Place to Work” by the Great Place to Work Institute.
Our culture is mission-driven, remote-first, and values-focused. Our core values are the foundation of our culture and meant to guide everything we do:
•Cultivate Trust: We listen closely, and we operate with kindness. We provide respectful and candid feedback to each other.

•Seek Context: We ask to understand, and we build connections. We do our research up front to move faster down the road.
•Act Boldly: We innovate daily to solve problems, improve processes, and find new opportunities for our customers, channel partners, and members.
•Deliver Results: We reward impact over output. We set a high bar. We are not afraid to fail, and we take pride in our work.
•Succeed Together: We prioritize Omada’s progress above team or self. We have fun as we get our work done, and we celebrate together.
•Remember Why We’re Here: We push through the challenges of changing healthcare because we know the destination is worth it.
We aim to provide a differentiated employee value proposition in the market, enabling us to attract and retain high-performing talent. This is true for our corporate staff and our member-facing Care Teams—our health coaches, clinical and behavioral health specialists, and physical therapists—who are core to our mission, as they directly impact the lives of our members through Omada’s scale. We support this level of impact from our Care Teams enabling them to focus on what they do best—coaching to improve the lives of our members. We leverage our Care Team Platform to maximize their focus and impact, and work collaboratively across our teams to ensure we understand and meet our members’ needs across a broad set of conditions from prevention to chronic care management. As a company, we offer a unique combination of benefits to support our employees, grounded in our strong culture and mission and supported by a commitment to learning and development, competitive compensation and benefits, and flexibility through our remote-first way of working and generous paid time-off policies.
As of December 31, 2025, we had 916 full-time employees, and none of our employees were represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good, and we have not experienced any work stoppages due to labor disagreements.
Regulatory Environment
Our operations are subject to comprehensive laws and regulation at both the federal and state level, including those relating to healthcare, medical or health-related software, and privacy and security of personal health information. Although we and our affiliated professional entities work to comply with applicable laws and regulations, the laws and regulations governing our business and interpretations of those laws and regulations continue to expand and evolve. For example, while we believe that our software applications are not currently regulated by the FDA as medical devices or otherwise subject to the FDA’s current enforcement discretion policies applicable to software, the FDA may modify its enforcement policies with respect to medical software products, and our software applications may become subject to extensive regulatory requirements. As the applicable laws and regulations change, we may make conforming modifications in our business from time to time.
Healthcare Fraud and Abuse Laws
We and our affiliated professional entities are subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, self-referral, and other healthcare fraud and abuse laws.
The federal Anti-Kickback Statute (the “AKS”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and arrangements may be subject to greater scrutiny by enforcement agencies.

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services (“DHS”) from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.
The Federal False Claims Act (the “FCA”) prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government or from making a false statement or using a false record to have a claim approved. The FCA further provides that a lawsuit thereunder may be initiated in the name of the U.S. by an individual (a “whistleblower”) who is an original source of the allegations. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil FCA. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim.
Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to, offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider.
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, “HIPAA”), also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Several states in which we operate also have adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.
Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in government healthcare programs, and/or imprisonment.
Healthcare Reform
In the U.S., there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, the Affordable Care Act (the “ACA”) substantially changed the way healthcare is financed by both governmental and private insurers. Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA.
In addition, the ACA requires (with limited exceptions) that private health plans cover certain recommended preventive services without imposing member cost-sharing, such as copayments, co-insurance, or deductibles. For these purposes, “preventive services” refer to services selected by certain agencies, including the U.S. Preventive Services Task Force. Qualified health plans for individuals and the small-group market must also cover certain “essential benefits,” including chronic disease management, although those plans may meet that ACA requirement with other services and are not required to cover Omada’s programs specifically. Any changes to these coverage requirements and/or cost-sharing prohibitions could materially and adversely affect our business, financial condition, and results of operations.
Separately, individuals covered by high-deductible health plans (“HDHPs”) may receive preventive care, including certain preventive services identified by agencies like the U.S. Preventive Services Task Force and certain other items identified by the U.S. Internal Revenue Service (the “IRS”), without cost-sharing, even if the high deductible has not yet been met, while remaining eligible to make health savings account (“HSA”) contributions. HDHP participants may also receive disease management or wellness programs that do not provide significant benefits in the nature of medical care or treatment, without cost-sharing, even if the high deductible has not yet been met, while remaining eligible to make HSA contributions.
Although the ACA’s delegation to the U.S. Preventive Services Task Force to recommend preventive services for ACA-compliant plans was challenged in Braidwood Management Inc., et al. v. Xavier Becerra, et al., the authority to make that delegation was confirmed by the U.S. Supreme Court in June 2025. As a result, the U.S. Preventive Services Task Force recommendations that are approved by the Secretary of Health and Human Services are mandatory for ACA-compliant plans. Additionally, the IRS has issued guidance indicating that those same recommended services will continue to be considered preventive care that does not affect HSA eligibility for a HDHP participant. Nevertheless, any future changes to this guidance or to the types of care that HDHP participants may receive without cost-sharing may require us to collect cost-sharing for those individuals, cause fewer customers and channel partners to make our programs available, cause fewer covered individuals to choose to enroll in our programs, and materially and adversely affect our business, financial condition, results of operations, and prospects.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care. OBBBA also, however, expands access to telehealth and other remote-care services for individuals who are covered by HDHPs by permanently extending the previous, COVID-era safe harbor permitting HDHPs to cover these services without cost-sharing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services.
Data Privacy and Security Laws
Numerous state, federal, and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality, and security of health-related and other personal information. In the U.S., federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, such as HIPAA, and federal and state consumer protection laws and regulations, such as Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and foreign laws, such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, “CCPA”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
For example, HIPAA imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. Entities found to be in violation of HIPAA as the result of a breach of unsecured protected health information (“PHI”), a complaint about privacy practices, or an audit by the U.S. Department of Health and Human Services (“HHS”) may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, HIPAA authorizes state Attorneys General to file suit on behalf of their residents, and its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
U.S. Food and Drug Administration

The FDA regulates medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the Federal Food, Drug, and Cosmetic Act (the “FDCA”). Historically, the FDA has exercised enforcement discretion for certain low-risk software functions and has issued several guidance documents outlining its approach to the regulation of certain software functionality as a medical device. In addition, the FDCA excludes certain types of software from the definition of a medical device, including certain medical-related software used for administrative support at a healthcare facility, software intended for maintaining or encouraging a healthy lifestyle, certain software designed to store electronic health records, software for transferring, storing, or displaying medical device data or in vitro diagnostic data, and certain clinical decision support software. We believe our current software applications for our Care Teams generally provide clinical decision support functionality that is exempt from the FDCA’s definition of a “medical device.” Our current software applications and AI technologies only deliver recommendations directly to members in a manner intended for maintaining or encouraging a healthy lifestyle, and we believe that this functionality is also exempt from the FDCA’s definition of a “medical device.”
The FDA also regulates as medical devices certain of the connected devices provided to members in connection with our programs. These connected devices include blood pressure monitors and blood glucose monitors (including continuous glucose monitors). In the U.S., the FDCA, as well as FDA regulations and other federal and state statutes and regulations, govern, among other things, medical device design and development, preclinical and clinical testing, device safety, premarket clearance and approval, establishment registration and device listing, manufacturing, labeling, storage, record-keeping, advertising, and promotion, sales, and distribution, export and import, recalls and field safety corrective actions, and post-market surveillance, including complaint handling and medical device reporting of adverse events. Failure to comply with applicable requirements may subject a company to a variety of administrative or judicial sanctions, such as warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution. The FDA can also refuse to approve or clear pending product applications. We do not manufacture, reprocess, repackage, remanufacture, import, export, or act as a specification developer for the medical devices we provide to members, nor have we sought or obtained 510(k) clearance, PMA approval, or other marketing authorizations for the connected devices provided in connection with our programs. We are wholly reliant on our suppliers and contract manufacturers to obtain the requisite marketing authorizations for their products and to comply with applicable FDA regulations and other legal requirements.
FDA premarket clearance and approval requirements—Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (“QMSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting, or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.
Postmarket regulation—After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;

•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced, and provides adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•complying with requirements governing Unique Device Identifiers on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Manufacturers of medical device products marketed in the U.S. are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Device manufacturers are also subject to periodic scheduled or unscheduled inspections by the FDA. The FDA has broad regulatory compliance and enforcement powers.
If the FDA determines that a company has failed to comply with applicable regulatory requirements, including a determination that medical software applications require prior FDA clearance or approval to be legally marketed in the U.S., it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions: warning letters, untitled letters, fines, injunctions, consent decrees, and civil penalties; recalls, withdrawals, or administrative detentions or seizures of products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products; withdrawing 510(k) clearances or PMA approvals that have already been granted; refusal to grant export or import approvals; or criminal prosecution.
State Corporate Practice of Learned Professions and Fee-Splitting Laws
Our arrangements with Physera Physical Therapy Group, PC (“PPTG”) and other professional practices, including third-party telehealth providers, are subject to various state laws in California and other jurisdictions, commonly referred to as corporate practice of physical therapy or medicine, as applicable, and fee-splitting laws, which are intended to prevent unlicensed persons from interfering with or influencing the licensed providers’ professional judgment and prohibit the sharing of professional service fees with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance against us, PPTG, and/or the other professional practices with whom we contract could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, and/or restructuring of these arrangements.

Corporate and Available Information
We were incorporated under the laws of the State of Delaware on April 25, 2011. Our principal executive offices are located at 611 Gateway Blvd, Suite 120 South San Francisco, California, and our telephone number is (888) 987-8337. Our corporate website address is www.omadahealth.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K and will not be deemed to be incorporated into any of our other filings with the SEC except where we expressly incorporate such information.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website, www.omadahealth.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC's website, http://www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
We announce material information to the public through a variety of means, including filings with the SEC, our website, social media channels, press releases, public conference calls, and public webcasts in order to ensure broad, non-exclusionary distribution of our information to the public. We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations, and prospects. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The occurrence of any of the events or developments described below could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and prospects.
Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described more fully below in this Annual Report on Form 10-K. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and prospects. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

•We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.

•We have a history of net losses, and we may not be able to consistently achieve or maintain profitability in the future.

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

•Our programs may result in member harm or injury.

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

•Our information technology (“IT”) systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including PHI and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects.

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

•We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our results of operations or financial condition, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
We have a history of net losses, and we may not be able to consistently achieve or maintain profitability in the future.
We have incurred net losses since our inception, and we may incur net losses in the future. For the years ended December 31, 2025, 2024, and 2023 we incurred net losses of $12.8 million, $47.1 million, and $67.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of $456.7 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to consistently achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent, and intend to continue to spend, significant funds to develop our programs, to develop our customer support resources, to scale our offerings, and to recruit and retain key talent. Some of these investments may not yield the revenue gains we anticipate and reduce our operating margin. If our investments are not successful, and if we are unable to successfully develop, commercialize, and market our programs to customers and channel partners, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses in any particular period, we will not be able to achieve profitability in that period or maintain profitability in the future.
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
The virtual care market is relatively new, unproven, and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand, customer acceptance, and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of our customers and channel partners and new lines of business.

It is difficult to predict the future growth rate and size of our target market. The forecasts that we use to anticipate expected growth for our business and revenue rely on assumptions and metrics that are difficult to estimate accurately, including but not limited to anticipated enrollment rates, our number of enrolled members, our ability to secure and retain business from new customers and channel partners or to secure additional business from additional customers and channel partners, the anticipated timing of securing that business, member engagement levels in our programs, and member outcomes from our programs, and our assumptions and estimates may not be accurate. In addition, the estimates of market opportunity and forecasts of market growth included in the documents we file or furnish with the SEC from time to time, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all. Negative publicity concerning our programs, products prescribed through our offerings (see, for example, the risk factor titled “Public opinion and scrutiny of treatments for obesity and overweight may impact public perception of our company and offerings or may adversely affect our ability to conduct our business and our business plans”), or our market as a whole could limit market acceptance of our programs. If our existing or potential customers, channel partners, and members do not perceive the benefits of our programs, or products prescribed through our offerings, or if our programs do not drive member enrollment, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of existing and potential customers to increase their coverage of and support for our programs and our ability to demonstrate the value of our programs to our existing and potential customers and channel partners. If these entities do not recognize or acknowledge the benefits of our programs or products prescribed through our offerings, or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our programs might not develop at all, or it might develop more slowly than we expect. In addition, negative publicity or negative customer or member sentiment regarding patient confidentiality, data privacy, AI, and cybersecurity in the context of technology-enabled healthcare or concerns experienced by us or our competitors could limit market acceptance of our programs. We face additional risks related to cybersecurity. See the risk factor titled “Our IT systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including PHI and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects” and other risks under the section titled “—Risks Relating to Cybersecurity, Information Systems, and Intellectual Property.”
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
In addition, while we do not currently enroll members from Medicare or Medicaid fee-for-service populations, recent changes in federal health policy and government programs have shown some increased interest in outcomes-based pricing models, expanding access to digital and preventive services, and lifestyle support. Recent modifications to the Medicare Physician Fee Schedule, as well as the passage of the PREVENT Diabetes Act, could allow more digital providers of diabetes prevention programs to access Medicare beneficiaries. In addition, the Centers for Medicare & Medicaid Services has recently announced pilot programs for Medicare and Medicaid beneficiaries, some of which, among other things, aim to test the use of outcome-aligned payments for technology-enabled chronic care and to test new coverage avenues for GLP-1s and related lifestyle interventions. At this time, it is unclear whether these trends would continue or whether these developments would benefit our company, but our participation or lack of participation could be viewed negatively by our customers and channel partners, our members, our investors, the government, or the public. Pursuing new lines of business entails numerous risks, including new product development requirements and capabilities, increased investments, and the diversion of our management’s attention from our existing programs and initiatives. New or expanded government programs may not cover our services at desirable prices or on favorable terms. Our applications to participate in government programs may not be successful, and coverage programs can be terminated or policy changes reversed. In addition, competitors could be better positioned to serve certain markets, which could benefit those competitors near-term or long-term at our expense.

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
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of digital health companies, including direct competition from competitors offering cardiometabolic programs, such as Hello Heart Inc., Lark Technologies, Inc., Livongo (via Teladoc Health, Inc.), Onduo LLC, Vida Health, Inc., and Virta Health Corp.; competitors offering only MSK programs, such as Hinge Health, Inc. and SWORD Health, Inc.; and those that offer both cardiometabolic and MSK programs, such as DarioHealth Corp. In some cases, our competitors also include enterprise companies that are focused on or may enter the healthcare industry generally, including initiatives and partnerships launched by these large companies, and those that offer point solutions for a single chronic condition. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed healthcare providers and health plans have in some cases developed their own platforms or tools and may provide these solutions at discounted prices. Competition from specialized software providers or device manufacturers, which may facilitate the collection of data but offer limited interpretation, feedback, or guidance, and other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product areas, which could negatively impact our sales, profitability, and market share. Consumer technology companies may also offer solutions that feature health coaching, health advice, or other health services that may affect the demand for our programs. In addition, AI-native companies are launching offerings in the healthcare space, and we expect more companies to expand their AI tools into healthcare in the future.
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
In addition, some fees are subject to repayment pursuant to performance guarantees if certain clinical outcomes or other performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our programs, and other factors not entirely within our control. These clinical performance guarantees vary by program and track outcomes that are relevant to the specific condition or to savings, care utilization, and costs. We may agree to new and different performance guarantees in connection with existing programs or new offerings like those that may include prescribing. Currently, most clinical performance guarantees for our Omada for Prevention & Weight Loss program measure percentage weight loss; most clinical performance guarantees for Omada for Diabetes measure reduction in A1C; most clinical performance guarantees for Omada for Hypertension measure reduction in blood pressure; and most clinical performance guarantees for Omada for MSK measure cost savings associated with the program, reductions in a member’s intent to seek surgery, or reductions in pain.
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
Member engagement in our programs and the clinical outcomes and cost savings of our offerings affect the market acceptance and adoption of our programs. Most of our customers and channel partners pay fees to us based on member enrollment and/or engagement with our programs, and our contracts generally may provide that we are obligated to repay a portion of our fees if our programs fail to deliver certain member engagement, clinical outcomes, or cost savings. If we are unable to demonstrate positive clinical outcomes for our members or expected cost savings, including if claims analyses or other studies fail to support the efficacy of our programs, we may receive less revenue from outcomes-based pricing models or be obligated to repay certain fees under our service-level agreements or performance guarantees, and existing and potential customers and channel partners may decide not to cover our programs at desirable prices or at all. If actual repayments differ from those in our assumptions, we could fail to meet our revenue expectations, and our operating and financial results could fall below our publicly announced guidance or the expectations of investors. Moreover, our failure to accurately account for repayment obligations could result in a material misstatement of our financial statements. In many cases, we incur high upfront costs to secure customers and channel partners, implement our programs, enroll members, and deliver our programs to those members, and our ability to recover those costs over time depends on sustained member engagement, positive clinical outcomes, and meaningful cost savings. As we scale delivery of our programs, we may experience difficulty in achieving and maintaining desired levels of member engagement, clinical outcomes, and cost savings for our customers and channel partners, and, as a result, our past performance may not be indicative of our ability to achieve positive member engagement, clinical outcomes, and cost savings in future periods. We assume the risk that the cost of providing our programs will exceed the compensation we receive. If we fail to achieve or maintain meaningful member engagement, clinical outcomes, and cost savings for our customers and channel partners, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
We devote significant resources to establish and expand upon our relationships with employers, health plans, PBMs, health systems, government entities, and other existing and potential customers, channel partners, and strategic partners to offer and implement our programs. This is particularly so in the case of large organizations, including health plans and PBMs, and government entities, that often request or require specific features, functions, or integrations unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to enroll individuals covered by our customers and channel partners to participate in our programs, deliver a successful experience for customers, channel partners, and members, and persuade existing and potential customers and channel partners to maintain and grow their relationship with us over time. Additionally, as our business grows, our costs in acquiring customers and channel partners could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to sustain profitability. If we fail to achieve appropriate economies of scale, if our investments in these relationships fail to materialize, or if we fail to manage or anticipate the evolution and demand of our billing model, our enrollment rate may decrease, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
We incur significant upfront costs in establishing our relationships with members, and if we are unable to maintain member engagement over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We devote significant resources to securing access to customers, channel partners, and their covered individuals, informing covered individuals that our programs are available to them, and enrolling covered individuals as members in our programs. We also incur significant upfront costs in providing devices and supplies to members upon enrollment in our programs. Accordingly, our results of operations and prospects will depend in substantial part on our ability to deliver a successful experience for members and maintain member engagement over time. Additionally, as our business grows, our upfront member acquisition and enrollment costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to sustain profitability. If we fail to achieve appropriate economies of scale, fail to maintain sufficient member engagement, or fail to manage or anticipate the evolution and demand of our billing model, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
A substantial portion of our sales comes from or through a limited number of customers and channel partners that operate as resellers.
Historically, we have relied on a limited number of customers, including employers, health plans, PBMs, health systems, government entities, and other entities that pay for the cost of our programs, and channel partners, including health plans and PBMs, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers. Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 77%, 69% and 68% of our revenue for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, we had one health plan or PBM that accounted for 32% of our revenue, and a second health plan or PBM that accounted for 33% of our revenue. For the year ended December 31, 2024, we had one health plan or PBM that accounted for 36% of our revenue, and a second health plan or PBM that accounted for 19% of our revenue. For the year ended December 31, 2023, we had one health plan or PBM that accounted for 36% of our revenue, and a second health plan or PBM that accounted for 19% of our revenue. Each of these health plans or PBMs are affiliates of The Cigna Group. In general, our customers and channel partners work with us on a non-exclusive basis. If we are unable to establish, maintain, or grow these relationships over time or if customers or channel partners refer business to our competitors instead, we are likely to fail to recover these costs and our results of operations and prospects will suffer. The loss of any of our key customers or channel partners could negatively impact our revenue as we work to obtain new customers or establish replacement channel partner relationships. Contracts with our key customers and channel partners may be terminated before their term expires for various reasons, subject to certain conditions. For example, most of our contracts are terminable for convenience by our customers and channel partners, subject to a notice period. Certain contracts may be terminated immediately by the customer or channel partner if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs, or if we fail to comply with certain specified laws.
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
As of December 31, 2025, we employed 916 full-time employees, which includes our health coaches and other Care Team members as well as individuals across sales and marketing, research and development, and general and administrative functions. In the future, we expect to expand our managerial, clinical, scientific, technological, operational, finance, and other resources in order to manage our operations and continue our program development activities. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. In particular, we rely in large part on our Care Teams for the delivery of our programs, and we may be unable to scale our Care Teams efficiently to manage costs through economies of scale due to limitations on the number of members that our Care Teams are able to support. If we fail to do so, we may incur significant costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects, and negatively impact our ability to sustain profitability in the future.
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
Any disruption of service at our third-party data centers and hosting providers, including Amazon Web Services (“AWS”), or at software-as-a-service (“SaaS”) companies or other vendors could interrupt or delay our ability to deliver our programs to our customers, channel partners, and members and harm our business, financial condition, results of operations, and prospects.
We currently host our platform, serve our customers, channel partners, and members, and support our operations primarily from third-party data centers and hosting providers, including AWS, a provider of cloud infrastructure services, and we also rely on other services provided by SaaS companies and other vendors. We expect this dependence on third parties to continue. We do not have control over the operations of the facilities of our data center providers or hosting providers, including AWS, SaaS companies, or other vendors. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyberattacks, terrorist attacks, power losses, telecommunications failures, public health emergencies, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to deliver our programs. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. The continued and uninterrupted performance of our programs and connected devices provided in connection with our programs is critical to our success. We may experience material interruptions, disruptions, outages, and other performance problems to our systems as a result of third-party data centers and hosting providers, including AWS, SaaS companies, or other vendors. Because our programs are used by our members to manage chronic conditions and inform programs of certain health plans, PBMs, employers, or other customers in approving certain prescriptions or refills, it is critical that our programs and related connected devices be accessible without significant interruption or degradation of performance. Members may become dissatisfied by any system failure that interrupts our ability to provide our programs to them or that impacts the functionality of the connected devices provided in connection with our programs. Outages could lead to the triggering of our service-level agreements or performance guarantees and the issuance of repayments to our customers and channel partners, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS, SaaS providers, or other vendors. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our programs to customers, channel partners, and members and result in contract terminations, thereby reducing revenue and harming our business, financial condition, results of operations, and prospects. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use and adoption of our programs. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our ability to deliver our programs. To the extent we do not effectively respond to any such interruptions, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate traffic, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Furthermore, our disaster recovery systems and those of third parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause cybersecurity breaches or the loss of data or functionality and could, in turn, lead to a material adverse effect on our business, financial condition results of operations, and prospects.
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
Most of our contracts with customers and channel partners require that we deliver certain connected devices and other supplies to new members within a certain period of time, and certain of our contracts also provide that we will coordinate with external partners for certain healthcare services complementary to and/or included in our programs, such as certain prescriptions or physician referrals. If we are unable to meet these obligations, our customers and channel partners may decide to terminate their contracts.
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
For our business strategy to be successful, our suppliers and partners must be able to provide us with devices, supplies, connectivity, and services in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs, and on a timely basis. Increases in our program sales, whether forecasted or unanticipated, could strain the ability of our suppliers and partners to deliver an increasingly large supply of devices, supplies, connectivity, or services in a manner that meets these various requirements. Our suppliers and partners may encounter problems that limit their ability to supply products, supplies, and services for us, or that result in increases in the prices they charge us for such products, supplies, and services, including financial difficulties, labor shortages, the imposition of new trade protection measures, such as tariffs and other duties (including uncertainty related to the implementation and enforceability thereof), and shutdowns related to epidemics, pandemics, or other health crises, and, for our device and supply partners, shipping delays, damage to their manufacturing equipment or facilities, or challenges with establishing and operating new facilities in new jurisdictions. Quality or performance failures of these devices, supplies, connectivity, or services or changes in our partners’ financial or business condition could disrupt our ability to supply quality devices and supplies to our members or to connect them to quality services, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
We rely on a limited number of manufacturers and suppliers for devices and supplies that we deliver in connection with our programs, including wireless scales, blood pressure monitors, blood glucose monitors, and other supplies, and, among other things, certain of the technology and raw materials used in the manufacturing of those devices and supplies. Most of the devices and supplies delivered in connection with our programs are currently manufactured in China and may be manufactured in other international markets in the future. Our reliance on an international supply chain exposes us to risks and uncertainties, including:
•controlling quality of supplies;
•trade protection measures, such as tariffs and other duties (including uncertainty related to the implementation and enforceability thereof), especially in light of previous and potential future actions by the Trump Administration signaling more aggressive trade policies, which could exacerbate trade disputes between the U.S. and several foreign countries, including China, as well as sanctions and export control measures targeting certain countries, and increases in the prices of devices and supplies delivered in connection with our programs;
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
We use AI, machine learning, and automated decision-making technologies, including our own and third-party AI and machine learning algorithms and models (collectively, “AI technologies”), throughout our business, and we are making significant investments in this area. For example, we use AI technologies to generate and surface insights to our Care Teams as part of our efforts to increase their efficiency and productivity and to power certain member-facing features of our programs intended to deliver only educational resources, recommendations, or support, in each case, for maintaining or encouraging a healthy lifestyle. This includes OmadaSpark, an AI-powered agent that works directly with members alongside our Care Teams to support instant meal tracking and nutrition education, and Meal Map, an AI-driven nutrition experience that helps members understand the quality of their food choices.

We expect that additional investment will be required to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in the development, maintenance, and deployment of AI technologies, and there can be no assurance that our or our third-party service providers’ or partners’ use of these technologies will perform as expected, enhance our products or services, or be beneficial to our business, including our efficiency or profitability. For example, the continued use of any AI technologies in our products and services may give rise to risks related to, among other things, inaccurate, biased, unreliable, or harmful recommendations or outputs; data privacy, confidentiality, cybersecurity, and data provenance concerns; the potential for third-party AI model providers to leak or misuse our data; the risk of data poisoning or other adversarial attacks on AI systems; new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability; ethical concerns; claims that we have overstated the capabilities and benefits of our AI technologies; negative perceptions as to AI among customers, channel partners, or members; and other complications that could erode confidence in our brand, harm our reputation, and adversely affect our business, financial condition, results of operations, and prospects. While we have instituted policies applicable to our Care Teams and other employees and consultants that govern the development and use of AI, these individuals may breach or violate the terms of these policies, including through the use of unapproved AI technologies or the use of approved AI technologies in unapproved ways, which may result in loss or unauthorized disclosure of sensitive information, including PHI, in a manner that violates applicable laws, rules, and regulations or contractual commitments to third parties, as well as other liabilities.
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

In addition to our own AI technologies, we use AI technologies licensed from third parties in our technologies, and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers, and our business will be harmed. In addition, to the extent any third-party AI technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
We may use AI technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools can make our development process more efficient, AI technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI technologies generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We also may not be able to anticipate and detect security vulnerabilities in any AI-generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of any of our own proprietary code that may be commingled with that code. Finally, to the extent we use third-party AI technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.
The regulatory framework for AI is rapidly evolving, and many federal, state, and foreign governmental bodies and agencies have introduced and/or are currently considering additional laws and regulations. In the U.S., the regulatory framework for AI technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In October 2023, President Biden issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which emphasized AI safety and security and addressed topics such as civil rights, privacy, consumer protection, and accountable federal use of AI. In January and July 2025, President Trump issued three executive orders on AI, one of which repealed President Biden’s 2023 Executive Order, shifting the focus towards removing regulatory barriers to the adoption of AI technologies and accelerating AI deployment.
In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI technologies. For example, the California Privacy Protection Agency recently finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. California also enacted a number of laws in 2024 that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Many states have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive and how states will approach AI legislation moving forward. New laws, rules, directives, and regulations governing AI technologies and changes to existing ones may adversely affect the ability of our business to use or rely on certain AI technologies. Implementation standards and enforcement practice are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our programs and our business. We may not always be able to anticipate how to respond to these new or updated laws or regulations, and they may affect our ability to use AI technologies. Further, the cost to comply with such laws or regulations, or decisions and/or guidance interpreting existing laws, including the redesign of our platform or programs to achieve compliance, could be significant and could increase our operating expenses, and we may be at increased risk of claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI technologies could materially and adversely affect our brand, reputation, business, financial condition, results of operations, and prospects.
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
We currently derive a large portion of our revenue from our arrangements with customers that purchase healthcare for their employees (via insurance or self-funded benefit plans), either through direct contracts with us or through our relationships with our channel partners, including health plans, PBMs, and other resellers. These customers provide benefits for all or a portion of their employees who, in turn, may become eligible members. A large part of the demand for our programs among customers depends on the need of these employers to manage the costs of healthcare services that they pay on behalf of their employees, including in many cases the costs of GLP-1s. Various factors, including changes in the healthcare insurance market or in government regulation of the healthcare or pharmaceutical industries, could cause a decline in employer sponsorship of healthcare or medications, which could adversely affect the market for our programs and negatively affect our business and results of operations. In some cases, employers may choose to allow their employees to rely entirely on discounted self-pay options from major manufacturers or through government initiatives for medications like GLP-1s. Separately, some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over state-sponsored insurance marketplaces. Other changes or developments in U.S. health insurance markets, including efforts to create a single-payer or government-run health insurance program, could also have a material adverse effect on our business, financial condition, results of operations, and prospects. If any of these changes were to occur, there is no guarantee that we would be able to compensate for the loss in revenue derived from customers by increasing member acquisition through other channels, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.
The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of our sales cycle, particularly with respect to large organizations and government entities. The sales cycle for our programs from initial contact with a potential customer or channel partner to member enrollment launch varies widely, ranging in some cases to over a year. Some of our customers and channel partners, especially in the case of large organizations and government entities, undertake a significant and prolonged evaluation process, including to determine whether our programs meet their unique healthcare needs, which frequently involves evaluation of not only our programs but also other available solutions, which results in extended sales cycles. Our sales efforts involve educating our customers and channel partners about the ease of use, technical capabilities, and potential benefits of our programs. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. For example, there may be unexpected delays in the internal procurement processes of our customers and channel partners, particularly for some larger organizations and government entities for which our programs represent a small percentage of their total procurement activity. There are many other customer-specific factors that contribute to the timing of purchases and resulting timing of our revenue recognition, including the strategic importance of a particular project to a customer or channel partner, budgetary constraints, funding authorization, and changes in their personnel. In addition, the significance and timing of our program enhancements and the introduction of new products or solutions by our competitors may also affect purchases. Even if a customer or channel partner decides to purchase our programs, there are many factors affecting the timing of our recognition of revenue, which makes our revenue difficult to forecast. For example, once a customer or channel partner enters into an agreement with us, we work with them to identify the eligible population and then launch an enrollment process. Time from signing to launch typically takes an average of approximately three months and can take significantly longer for complex channel partners. Our channel partners resell our programs to their end customers, and there can be no assurance that any newly signed channel partner relationship will result in significant additional revenue near-term or at all. As part of the enrollment process, we incur significant expense explaining the benefits of our programs again to potential members to encourage them to enroll. We do not receive any payment from our customers or channel partners until members enroll and begin using our programs, which could be months following signing an agreement for our programs. Because there can be a significant delay before we generate revenue following the execution or announcement of a new contract with a customer and - in particular - with channel partners, it can be difficult to predict whether a contract will generate significant revenue and on what timeline.
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
In addition, unfavorable publicity regarding us or our management, our business, our programs, our peer reviewed publications or studies, the healthcare industry generally and/or virtual care providers specifically, litigation or regulatory activity, or our data privacy, cybersecurity, AI, safety, or other business practices, or those of our business partners or other participants in our industry, could materially and adversely affect our reputation. For example, news media outlets may from time to time provide negative coverage regarding virtual care, including with respect to the effectiveness of virtual care programs. If public perception is influenced by claims that virtual care programs are not effective for treating chronic conditions, whether related to our programs or those of our competitors, our programs may not be accepted by potential customers, channel partners, or members. Moreover, negative publicity regarding the virtual care industry generally, or adjacent industries like those of PBMs or pharmaceutical companies, may result in increased regulation and legislative review of industry practices that further increase the costs of doing business. Any negative media coverage or public perceptions about us, our industry, or our business partners, regardless of the accuracy of such reporting or perceptions, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain customers, channel partners, members, or employees, and result in decreased revenue, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
We invest substantial resources in researching and developing new programs and enhancing our programs and platform by incorporating additional features, improving functionality, and adding other improvements to meet market demands and our members’ evolving needs. The success of any enhancements or improvements to our platform, programs, or any new programs depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our programs platform and third-party partners’ technologies, clinical results, cost effectiveness, and overall market acceptance. Our development of programs also depends on rights or interests in certain intellectual property, which we or third parties on which we rely may own or license. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform, programs, or any new programs that respond to continued changes in market demands or new requirements from customers or channel partners, and any enhancements or improvements to our platform, programs, or any new programs may not achieve market acceptance or may otherwise be negatively impacted by third-party actions that are outside of our control. For example, we have developed GLP-1 Care Tracks to support members who are engaged in one of our cardiometabolic programs to enable their success before, during, and after GLP-1 therapy, and we recently announced the capability to prescribe GLP-1 therapies and other AOMs as an extension of those offerings. The GLP-1 therapeutic space is new and rapidly evolving, and actions by employers, health plans, PBMs, pharmaceutical companies, and other third parties. including federal, state, or local governments, could negatively impact the adoption of our GLP-1 Care Tracks and prescribing offerings. For example, if pharmaceutical companies restrict cost rebates or other incentives for GLP-1s for employers who place conditions on the use of GLP-1s (such as participation in our program), market acceptance of our GLP-1 Care Tracks and prescribing offerings could be materially and adversely affected. Conversely, certain health plans, PBMs, employers, or other customers or channel partners may require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 medications. When health plans, PBMs, employers, or other customers or channel partners require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 prescriptions, we may provide data reporting that those customers and channel partners use in their review or adjudication of prescription requests and/or prescriptions necessary for obtaining the medications. If our data reporting or prescribing systems or processes are delayed, disrupted, or otherwise fail to work as intended, the prescription processes of our customers and channel partners may be negatively affected, which may result in delayed prescriptions or medications, which in turn could cause member harm or materially and adversely impact our relationships with customers and channel partners. Although, as of December 31, 2025, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan, members could react negatively to these requirements. Although these conditions are not imposed by Omada directly, members could nevertheless attribute these requirements to us and develop a negative perception of us or our programs and our business, which could harm our brand and reputation. Moreover, if the use of GLP-1 therapy for weight loss receives negative publicity and/or one or more GLP-1s are determined to be harmful, the use of GLP-1s for weight loss could decline, which would reduce demand for our GLP-1 Care Tracks and, in turn, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
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

Risks Relating to Cybersecurity, Information Systems, and Intellectual Property
Our IT systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including PHI and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects.
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
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been used by our members or other third parties. Any real or perceived errors, failures, bugs, malicious code, or other vulnerabilities discovered in our code or in open source or commercial software that may be integrated into our (or our vendors’ and service providers’) software could result in negative publicity and damage to our reputation, loss of customers and channel partners, loss of members, loss of, or delay in, market acceptance of our programs, loss of competitive position, loss of revenue, or liability for member harm, damages, overpayments, and/or underpayments, any of which could harm our member enrollment rates or cause us to lose members. Similarly, any real or perceived errors, failures, design flaws, or defects in the connected devices or other supplies provided in connection with our programs could have similar negative results. In such an event, we may be required or may choose to divert resources from other purposes or expend additional resources in order to help correct the problem. Such efforts could be costly, or ultimately unsuccessful. Even if we are successful at remediating any issues, we may experience damage to our reputation and brand, and our business, financial condition, results of operations, and prospects could be materially and adversely harmed.
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
Our success and ability to compete may depend in part on our ability to maintain and enforce existing intellectual property rights and to obtain, maintain, and enforce further intellectual property protection for our programs, both in the U.S. and in other countries. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright, and trade secret laws, as well as licensing agreements and confidentiality agreements and procedures and contractual protections with our employees, affiliates, customers, channel partners, and other business partners. Our inability to obtain, maintain, protect, or enforce our intellectual property rights could result in our competitors offering similar products, which could harm our competitive position.
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
Our programs and our business activities are subject to rigorous regulation in the jurisdictions in which we operate. In particular, these laws govern the delivery of healthcare, including regulations concerning health information privacy, scope of practice, licensure, the corporate practice of physical therapy, fraud and abuse, exclusion and debarment, anti-kickback obligations, false claims, patient referrals, fee splitting, regulation of devices, and other aspects of healthcare delivery, as well as requirements for coverage and reimbursement by private health insurance providers and government payers. Our business may be affected by changes in any such laws and regulations, as well as by changes to the conditions for coverage and member financial responsibility for certain types of healthcare, the way in which reimbursement is calculated, or the ability to obtain coverage. There are also numerous regulatory schemes, including with respect to certain data interoperability and information blocking requirements, that do not currently apply to our business; however, we could become subject to such regulatory schemes in the future as a result of regulatory changes.
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
In the ordinary course of our business, we and our affiliated professional entities collect and store confidential information, including PHI, personal information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, channel partners, members, covered individuals, third-party payers, business partners, and other parties. We also collect and store personal and sensitive information of our employees, consultants, and contractors. We manage and maintain our applications and data utilizing cloud-based data centers for personal information. We utilize external security and infrastructure vendors to manage parts of our data centers. As a healthcare provider and, at times, a business associate of our customers and channel partners, we and our affiliated professional entities must comply with HIPAA. We also must comply with HIPAA in regard to certain of our self-insured health benefits for our employees and their dependents. HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We and our affiliated professional entities must comply with HIPAA requirements, including the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by HHS may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA imposes mandatory penalties for certain violations; however, a single breach incident can result in violations of multiple standards, which could result in significant fines. HIPAA also authorizes state attorneys general to file suit on behalf of their residents and enables courts to award damages, costs, and attorneys’ fees related to violations of HIPAA in connection with those suits. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations, prospects, and reputation.

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
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our affiliated professional entities, and our future customers, channel partners, and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been enacted in other states, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.
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
•the federal physician self-referral law, the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain DHSs, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
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
We develop and offer certain software applications, some of which involve the use of AI technologies, to our members and coaches. The FDA may regulate medical or health-related software, including machine learning functionality and predictive algorithms, if such software falls within the definition of a “medical device” under the FDCA. Medical devices are subject to extensive and rigorous regulation by the FDA and by other federal, state, and local authorities.
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
We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physical therapy and certain medical services, and our business would be adversely affected if those relationships were disrupted or if our arrangements with such affiliated professional entities or our customers or channel partners are found to violate state laws prohibiting the corporate practice of licensed professions or fee splitting.
The laws of many states, including states in which many of our customers and channel partners are located, prohibit us from exercising control over the medical judgments or decisions of physical therapists and certain medical professionals and from engaging in certain financial arrangements, such as splitting professional fees with such licensed professionals. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of physical therapy and state attorneys general, among others. We enter into agreements with a professional corporation, PPTG, and other professional practices, which enter into contracts with licensed providers pursuant to which they render professional services. Our agreements include management services agreements with those professional practices pursuant to which the professional entity reserves exclusive control and responsibility for all aspects of the practice of physical therapy and the delivery of medical services. In addition, we enter into contracts with our customers and channel partners on behalf of these professional practices to deliver professional services in exchange for fees. In connection with the launch of our new prescribing offering, we anticipate contracting with third-party telehealth providers and potentially entering into new agreements with affiliated professional entities. Changes in, or subsequent interpretations of, the corporate practice of physical therapy or medicine, or fee-splitting prohibitions could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with PPTG and other professional entities to comply with these statutes, could eliminate customers and channel partners located in certain states from the market for our programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects. State corporate practice of physical therapy and medicine doctrines also often impose penalties on the licensed providers themselves for aiding the corporate practice of such learned profession, which could discourage providers from providing services needed for our programs. We do not own our affiliated professional entities, which are wholly owned by licensed healthcare professionals. While we expect that this relationship will continue, we cannot guarantee that it will. A material change in our relationship with PPTG or other affiliated professional entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, the arrangement in which we have entered to comply with state corporate practice of physical therapy and medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud, waste, and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with PPTG or other affiliated professional entities could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes. Federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care, and expand access to healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the ACA, made major changes in how healthcare is delivered and reimbursed and increased access to health insurance by the uninsured and underinsured population of the U.S. The ACA, among other things, increased the number of individuals eligible for Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud, waste, and abuse laws, and encouraged the use of IT.
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
Separately, individuals covered by HDHPs may receive preventive care, including certain preventive services identified by agencies like the U.S. Preventive Services Task Force and certain other items identified by the IRS, without cost-sharing, even if the high deductible has not yet been met, while remaining eligible to make HSA contributions. Additionally, HDHP participants will remain eligible to make HSA contributions even if, before their high deductible has been met, they receive disease management or wellness programs that do not provide significant benefits in the nature of medical care or treatment, without cost-sharing and if they receive telehealth services.
Although the ACA’s delegation to the U.S. Preventive Services Task Force to recommend preventive services for ACA-compliant plans was challenged in Braidwood Management Inc., et al. v. Xavier Becerra, et al., the authority to make that delegation was confirmed by the U.S. Supreme Court in June 2025. As a result, the U.S. Preventive Services Task Force recommendations that are approved by the Secretary of Health and Human Services are mandatory for ACA-compliant plans. Additionally, the IRS has issued guidance indicating that those same recommended services will continue to be considered preventive care that does not affect HSA eligibility for a HDHP participant. Nevertheless, any future changes to this guidance or to the types of care that HDHP participants may receive without cost-sharing may require us to collect cost-sharing for those individuals, cause fewer customers and channel partners to make our programs available, cause fewer covered individuals to choose to enroll in our programs, and materially and adversely affect our business, financial condition, results of operations, and prospects.

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
In July 2025, the OBBBA was enacted, which imposes significant reductions in the funding of the Medicaid program and restrictions for certain groups to access the ACA Marketplace. These changes are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid and may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care. OBBBA also, however, expands access to telehealth and other remote-care services for individuals who are covered by HDHPs by permanently extending the previous, COVID-era safe harbor permitting HDHPs to cover these services without cost-sharing.
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
Certain of the devices provided in connection with our programs, including blood pressure monitors, blood glucose monitors (including continuous glucose monitors), and diagnostic blood tests, are medical devices that are subject to extensive regulation in the U.S., including by the FDA and state agencies. The FDA regulates, among other things, the design, development, research, manufacture, testing, packaging, distribution, storage, recordkeeping, reporting, labeling, marketing, promotion, advertising, sale, import, and export of devices. We rely on third parties to supply and manufacture the devices provided in connection with our programs. Applicable medical device regulations are complex and have tended to become more stringent over time, and regulatory changes could result in restrictions on the ability of our manufacturers to supply the devices that we provide to members in connection with our programs.
Certain of the connected devices we provide to our members, including the blood glucose monitors and blood pressure monitors, have received 510(k) clearance. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that the proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (a pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA application and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the PMA process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
Certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy, and uncertain. We do not manufacture, reprocess, remanufacture, export, or act as an initial importer or specification developer for the medical devices we provide to members, nor have we sought or obtained 510(k) clearance, PMA approval, or other marketing authorizations for the connected devices provided in connection with our programs. We remain wholly reliant on our suppliers and contract manufacturers to obtain the requisite marketing authorizations for their products and to comply with their respective obligations to comply with applicable FDA regulations and other legal requirements, including complying with relevant element of FDA’s Quality Management System Regulation, which sets forth the FDA’s current Good Manufacturing Practice requirements for medical devices. We cannot assure you that our suppliers and contract manufacturers will comply with applicable laws and regulation, nor can we assure that any particular medical device we may seek to provide in connection with our programs will be approved, cleared, or otherwise authorized, by the FDA in the manner in which we expect. Any failures by our suppliers or third-party manufacturers to comply with applicable laws or regulations enforced by the FDA and comparable regulatory authorities, or any delay or failure by such parties to obtain necessary regulatory clearances or approvals for the devices we use in connection with our programs, if required in the future, could harm our business.
If our third-party suppliers fail to comply with the FDA’s Quality Management System Regulation or similar foreign regulations, our ability to distribute the devices that are provided to members in connection with our programs could be impaired.
Certain of our third-party suppliers are required to comply with the FDA’s QMSR and similar foreign regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of the devices that are provided to members in connection with our programs. The FDA and foreign regulators audit compliance with the QMSR and similar foreign regulations through periodic announced and unannounced inspections of manufacturing and other facilities. The FDA or foreign regulators may impose inspections or audits at any time.
We cannot guarantee that our third-party suppliers will take the necessary steps to comply with applicable regulations, and their failure to do so could cause delays in the manufacture and delivery of our products. In addition, a third-party supplier’s failure to comply with applicable FDA requirements or later discovery of previously unknown problems with the devices or manufacturing processes for the devices could result in, among other things:
•suspension or withdrawal of future clearances or approvals;
•seizures or recalls of the devices;
•total or partial suspension of production or distribution for the devices;
•administrative or judicially imposed sanctions against the devices; and

•refusal to permit the import or export of the devices;
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
Our ability to conduct our business in a particular U.S. state is directly dependent upon the applicable laws governing virtual healthcare and healthcare delivery in general in such location, which vary from state to state and are subject to changing political, regulatory, and other influences. With respect to virtual care services, in the past, state medical and physical therapy boards have established new rules or interpreted existing rules in a manner that has limited or restricted our and our affiliated professional entities’ ability to conduct business as it was conducted in other states or may do so in the future. Some of these actions have resulted in litigation and the suspension or modification of virtual care operations in certain states. Requirements for the practice of medicine and physical therapy as well as the delivery of medical or prescription services via telehealth are subject to change and to evolving interpretations by relevant boards and state attorneys general, among others, each with broad discretion, and these requirements may apply to certain services we provide. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with applicable laws. It is possible that the laws and rules governing the provision of healthcare, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business.
Increased regulation and legislative review of virtual healthcare practices could further increase our costs of doing business. Authorities may not agree with our interpretation of existing or future legislation and regulation, which may require us to incur additional costs. Further, new or existing measures may restrict the delivery of certain virtual services, such as virtual physical therapy or prescribing medications, including GLP-1s, based solely on a telehealth visit, or add new requirements, including requirements that members receiving those virtual services have the right to request and receive in-person care. If states pass additional measures, we may need to make adjustments to the delivery of our platform and programs in those jurisdictions. New or existing measures could make it difficult and more expensive to operate our business in general or to operate our business in those states, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
If a legal challenge to our activities and arrangements is successful, or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations as well as the operations of our affiliated professional entities in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Failure to comply with these laws could also result in professional discipline for the providers of our affiliated professional entities or business partners or civil or criminal penalties.
Risks Relating to Financial and Accounting Matters
Our ability to use our net operating loss carryforwards and other tax attributes may be limited due to certain provisions of the Internal Revenue Code or state tax law.
We have incurred substantial losses during our history and have not achieved profitability. U.S. federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually for tax years beginning after December 31, 2020.
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
In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect). We have not collected sales taxes in all jurisdictions in which our customers and members are located, and we believe we may have exposure for potential sales tax liability, including interest and penalties, for which we have established a reserve in our financial statements based on estimates, and any sales tax exposure may be material to our operating results. Although our contracts with customers and channel partners typically provide that our customers and channel partners must pay all applicable sales and similar taxes, they may be reluctant to pay back taxes and associated interest or penalties, or we may determine that it would not be commercially feasible to seek reimbursement. In addition, we, our customers, or our channel partners could be required to pay additional tax amounts on both future as well as prior sales, and possibly fines or penalties and interest for past due taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if the amount we are required to collect and pay exceeds our estimates and reserves, or if we are unsuccessful in collecting such amounts from our customers or channel partners, we could incur substantial unplanned expenses, thereby adversely impacting our operating results and cash flows. Imposition of such taxes on our services going forward or collection of sales tax from our customers or channel partners in respect of prior sales could also adversely affect our sales activity and have a negative impact on our operating results and cash flows.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of:
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our next annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly, and complicated.
Our management identified material weaknesses in our internal control over financial reporting as of December 31, 2025, 2024, and 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified control deficiencies related to: (i) inadequate segregation of duties within our financial reporting process, leading to certain duties being performed by the same individuals, (ii) an insufficient complement of personnel with an appropriate level of technical knowledge to properly account for significant transactions, and (iii) inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries. These material weaknesses resulted in adjustments to the financial statements for the years ended December 31, 2023 and 2024.
During fiscal year 2025, with the oversight of the Audit Committee of the Board of Directors, the Company began implementing a remediation plan to address these material weaknesses. As a result of this remediation plan, management determined that the previously identified material weaknesses related to (i) inadequate segregation of duties within our financial reporting process and (ii) insufficient complement of personnel with an appropriate level of technical knowledge to properly account for significant transactions were each remediated as of December 31, 2025. Management also concluded that, as of December 31, 2025, the remediation of the material weakness related to inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries, will require further enhancement, validation, and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. This remaining material weakness resulted in adjustments to the financial statements for the year ended December 31, 2025.

In response to the remaining material weakness, we are committed to improving our internal control over financial reporting by implementing a remediation plan that includes:
•Continuing to hire qualified technical accounting and financial reporting personnel with public company experience to perform control activities;
•Continuing the process of implementing, enhancing, and formalizing control activities related to significant accounts and disclosures; and
•Investing in additional technology infrastructure and refinement to enhance monitoring of financial transactions and exceptions and to promote related data integrity.

Our remediation actions are subject to ongoing review by our senior management and oversight from our audit committee. We will not be able to conclude whether these remediation actions will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
If we fail to remediate our existing material weakness or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be composed of forward-looking statements subject to the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If actual circumstances differ from those in our assumptions, our operating and financial results could fall below our publicly announced guidance or the expectations of investors. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or investors generally, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
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
Sales of a large number of shares of our common stock in the public market and/or the perception that these sales could occur may cause the trading price of our common stock to decline and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities.
Holders of a significant number of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
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
Economic downturns, market volatility, inflation, tariffs (including uncertainty related to the implementation and enforceability thereof), and uncertainty make it potentially very difficult for us and our customers and channel partners to accurately forecast and plan future business activities. During challenging economic times, our customers or channel partners may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. Bank failures have had and in the future may have a similar impact on the ability or willingness of our customers and channel partners to make payments to us and the timing of collection of our receivables. If that were to occur, our financial results could be harmed. Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters, including chronic care programs. In addition, our customers or channel partners may delay or cancel healthcare projects or seek to lower their costs by renegotiating contracts. To the extent purchases of our programs are perceived by existing or potential customers and channel partners to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our business.
Further, challenging economic conditions, including as a result of increased inflation and tariffs (including uncertainty related to the implementation and enforceability thereof), may impair the ability of our customers and channel partners to pay for the services they already have purchased from us, and as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our information and critical systems.
This program is integrated into our overall risk management strategy, is designed to identify, assess, and mitigate critical risks from cybersecurity threats, and shares common methodologies, reporting channels, and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program is overseen by our Chief Information Security Officer (“CISO”) and aspects of that program are regularly audited by third-party audit partners, who, as appropriate, help to assess our cybersecurity program against industry standards.
Our information security program is informed by well-established regulatory frameworks, including the HIPAA Security and Privacy rules and various additional federal and state privacy regulations, as well as industry standards such as the American Institute of Certified Public Accountants (“AICPA”) Trust Service Criteria, the National Institute of Standards and Technology Cybersecurity Framework, and the HITRUST Common Security Framework. We have an active HITRUST certification and Service Organization Control ("SOC") 2 Type II attestation on all five AICPA trust criteria that are audited annually and issued by external, independent entities.
Key elements of our cybersecurity risk management program include but are not limited to the following elements: a security team principally responsible for managing our cybersecurity risk assessment processes, security controls, and response to cybersecurity incidents, vulnerability and penetration scanning on systems and applications; endpoint detection capabilities to identify malware and other indicators of threat activity; multifactor authentication; and blocking of malicious e-mail. In addition, we also provide annual cybersecurity awareness training for our employees and contractors, including those responsible for incident response, as well as senior management. Further, we use external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security. For example, we engage with an external security firm to perform regular penetration testing. We subject our key third-party service providers to risk evaluation based on our assessment of their criticality to our operations and respective risk profile. Additionally, we have a process to engage with these third parties to understand potential impacts of, and remediation efforts associated with, critical vulnerabilities.
We also monitor our cybersecurity posture through periodic risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information. We also conduct external audits, which are reviewed primarily by our CISO and others as needed and incorporated into our overall cybersecurity risk management program. In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have a documented security incident response plan designed to provide a consistent approach to identifying, classifying and responding to the incident as well as a defined escalation process to management to assess the materiality.
To date, we have not identified risks from any known cybersecurity incidents or threats, including as a result of our prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. See “Risk Factors Risks Related to Cybersecurity, Information Systems, and Intellectual Property” for additional information.
Governance Related to Cybersecurity

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of our cybersecurity risk. This includes, but is not limited to, oversight of management’s implementation of our cybersecurity risk management program.
Our CISO reports to the Audit Committee on an annual basis on any relevant cybersecurity issues or risks, related controls, procedures and programming, as well as any material updates to our cybersecurity risk management and strategy, broader cybersecurity trends, and relevant educational information. In addition, our CISO updates the Audit Committee, where it deems appropriate, regarding any material cybersecurity incidents, as well as any incidents it considers to be significant or potentially significant.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board receives regular reports from our CISO related to evaluations of our cyber risk management program and other cybersecurity topics, informed by internal security staff and certain external experts.
Our CISO, William Dougherty, has over twenty years of experience protecting and overseeing information security, information technology operations, and managed services for a host of technology companies. Mr. Dougherty regularly engages with other members of our executive management team, including our VP of Compliance, General Counsel, and Chief Technology Officer, as well as a Risk Committee of senior executives, to discuss cyber risk.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
We are a remote company, and we do not maintain a primary headquarters or own any real property.

Item 3. Legal Proceedings
From time to time, we are subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently party to any proceeding the outcome of which we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures
Not Applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Omada common stock is traded on Nasdaq, under the symbol “OMDA.”
Shareholder Information
As of March 3, 2026, we had approximately 52 shareholders of record. This does not include persons whose stock is in nominee or “street name” accounts through brokers. We are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Issuer Purchases of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this report.
Stock Performance
The following shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The following data and graph show a comparison of the cumulative total shareholder return for our common stock, the S&P 500 Index, and S&P 500 Healthcare Index from June 6, 2025 (the date that our common stock commenced trading on the NYSE) through December 31, 2025. This data assumes simultaneous investments of $100 on June 6, 2025 and reinvestment of any dividends. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Common Stock Performance Graph
120
100
80
60
6/6/2025
6/30/2025
7/31/2025
8/31/2025
9/30/2025
10/31/2025
11/30/2025
12/31/2025
Omada Health
S&P 500 Index
S&P 500 Healthcare

Company Index	6/6/2025	6/30/2025	7/31/2025	8/31/2025	9/30/2025	10/31/2025	11/30/2025	12/31/2025
Omada Health	$100.00	$79.57	$76.17	$103.00	$96.13	$106.83	$81.43	$68.61
S&P 500 Index	$100.00	$103.41	$105.65	$107.66	$111.47	$114.00	$114.14	$114.08
S&P 500 Healthcare	$100.00	$100.62	$97.16	$102.26	$103.91	$107.50	$117.32	$115.55
Unregistered Sales of Equity Securities
All unregistered securities issued and sold during the year ended December 31, 2025 are disclosed in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2025 and September 30, 2025.

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

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Overview
Our mission is to bend the curve. Our hope is that, one day, tomorrow’s epidemiologists will notice a bend in disease curves, wonder what might be happening, and conclude that part of that impact has been Omada. As part of that mission, we strive to inspire and enable people to make lasting health changes on their own terms. We launched our initial program in diabetes prevention and weight health in 2012, with the goal of showing that a virtual program could achieve the same clinical results as its in-person archetype. Today, we offer cardiometabolic programs for prediabetes, diabetes, hypertension, and high cholesterol; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in our cardiometabolic programs (“GLP-1 Care Tracks”); and behavioral health support across all programs. As of December 31, 2025, we had more than 2,000 customers and over 886,000 total members enrolled in one or more programs.
Our virtual care programs are rooted in evidence and combine relationship-based, human-led clinical care with purpose-built technology. We call this approach Compassionate Intelligence. Our Care Teams, composed of health coaches, select relevant specialists, and licensed physical therapists, depending on the program, deliver healthcare to our members within the scope of their credentials. Our prescribing capability also incorporates third-party licensed obesity care providers for prescribing AOMs and related medication management. Omada Care Teams are supported by our proprietary Care Team Platform that is purpose-built to magnify the impact of our Between-Visit Care model and drive operational excellence in a trusted and secure way. Broadly, our integrated technology platform supports activities across the entire lifecycle of our work with customers, channel partners, and members: from benefit eligibility confirmation and enrollment outreach to application and member onboarding, device management and fulfillment, member-facing tools and applications, Care Team tools, data capture and storage, and platform and billing infrastructure. The investments in our technology and Care Team Platform have enabled us to scale and serve nearly two million members since launch, while maintaining the ability to deliver an exceptional member experience, with high clinical quality and consistency.
Key Factors Affecting Our Performance
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

Customer and Channel Partner Retention
Our ability to increase revenue depends on maintaining and deepening relationships with customers and channel partners over time, driving both renewal revenue and expansion revenue as customers and channel partners add new programs to provide to their member base. We have invested and plan to continue to invest across our data, analytics, operations, and customer success capabilities to build the infrastructure that supports our go-to-market approach.
Program Expansion within Existing Customer Base
We believe that the ability to grow the share of revenue that we generate from existing customers is a key driver of long-term growth. We have seen significant expansion over time as existing customers and channel partners have added our newer Diabetes, Hypertension, and Cholesterol programs, and we remain focused on driving multi-program adoption as a key growth lever. We believe there is still opportunity to continue multi-condition expansion.
Member Enrollment
Having served nearly two million members since launch, there is still significant opportunity to enroll more members. We are focused on achieving higher enrollment rates by helping more customers and channel partners adopt our enrollment outreach best practices, including enabling Omada-led enrollment outreach campaigns, implementing strategies to reach individuals with known risk, and evaluating new enrollment strategies and channels.
Member Engagement and Outcomes
Member engagement in our programs and the clinical outcomes and cost savings of our offerings affect the market acceptance and adoption of our programs. Most of our customers pay fees to us based on member enrollment and/or engagement with our programs, and our contracts generally may provide that we are obligated to repay a portion of our fees if our programs fail to deliver certain member engagement targets, clinical outcomes, or cost savings. We are focused on continuing to provide engaging content and tools, foster meaningful personal connections, and demonstrate positive clinical outcomes for our members.
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
Total Members
A member is a person who is enrolled in one of our virtual care programs and generated a billing event in the preceding 12 months. We believe growth in the number of members is a key indicator of the performance of our business for both investors and management as we monitor the performance of our business, as members primarily drive services revenue. The number of members depends, in part, on our ability to successfully market our services to new customers and channel partners, our ability to sell additional programs to existing customers and channel partners, and our ability to promote awareness of our programs among covered individuals and to encourage their enrollment.

	As of December 31,
	2025	2024	2023
Total Members	886,000	572,000	391,000

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
Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 77%, 69% and 68% for the years ended December 31, 2025, 2024, and 2023, respectively.
Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of December 31, 2025 and December 31, 2024, or 10% or more of revenue as of and for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Accounts Receivable, net		Revenue
	As of December 31,		Year Ended December 31,
	2025	2024	2025	2024	2023
Partner A	21%	29%	32%	36%	36%
Partner B	45%	28%	33%	19%	19%
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

Change in Fair Value of Warrant Liabilities
We classify our redeemable convertible preferred stock warrants and common stock warrants as liabilities on our consolidated balance sheets. We remeasure the warrant liabilities to fair value at each reporting date and recognize changes in the fair value of the warrant liabilities in our consolidated statements of operations. We adjusted the warrant liabilities for changes in fair value until the exercise of the redeemable convertible preferred stock warrants and common stock warrants.
Loss on Debt Extinguishment
The loss on debt extinguishment for the year ended December 31, 2025 consisted primarily of unamortized debt issuance costs and prepayment fees related to that certain credit agreement and guaranty, dated as of June 2, 2023, by and among us, the subsidiary guarantors and lenders from time to time party thereto, and MidCap Funding IV Trust (“MidCap”), described in the subsection titled “Liquidity and Capital Resources.”
Provision for Income Taxes
We are subject to income taxes in U.S. federal, state, and local jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets, as management has concluded that it is not more likely than not that the deferred tax assets will be realized, primarily due to cumulative losses incurred since inception and the lack of sufficient objectivity verifiable postive evidence of future taxable income.
We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes. We recognize the tax effects of an uncertain tax position only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date, and only in an amount more likely than not to be sustained upon review by relevant taxing authorities. Interest and penalties related to uncertain tax positions are classified in the consolidated financial statements as income tax expense.
As of December 31, 2025, the Company remains subject to examination by U,S. federal and state taxing authorities for all tax years since inception, as net operating loss carryforwards remain subject to adjustment.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including changes to the treatment of research and development expenditures under section 174, modifications to the business interest expense limitation, and updates to depreciation rules among others. Certain provisions are effective beginning in 2025, while others are phased in through 2027.
Under the OBBBA and newly enacted Section 174A, taxpayers may accelerate the recovery of previously capitalized domestic research and development expenditures that remained unamortized as of 2025, either entirely in 2025 or ratably over 2025 and 2026. The Company has elected to recover these costs ratably over 2025 and 2026 and recognized a deduction of approximately $36.1 million in 2025 to such expenditures.
Certain state jurisdictions have not conformed to the OBBBA or have adopted different approaches to the treatment of Section 174 expenditures. The Company has considered the impact of state conformity in material jurisdictions for purposes of determining its income tax provision. The ultimate tax treatment of these items will be finalized upon the filing of the Company’s income tax returns.
Other provisions of the OBBBA, including changes to bonus depreciation and international tax rules, did not have a material impact on the Company’s consolidated financial statements due to taxable losses, a full valuation allowance on deferred tax assets, or inapplicability to the Company’s operations.
Results of Operations
The following discussion and analysis includes a comparison of our results of operations for the year ended December 31, 2025 to the year ended December 31, 2024, unless otherwise stated. For a comparison of the results of operations for the year ended December 31, 2024 to the year ended December 2023, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated June 5, 2025, filed with the SEC on June 9, 2025.

The following table sets forth our results of operations for each of the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue
Services	$241,043	$157,789	$114,531
Hardware	19,167	12,011	8,253
Total revenue	260,210	169,800	122,784
Cost of revenue
Services(1)(2)(3)	51,839	42,520	36,735
Hardware	37,432	24,403	16,078
Total cost of revenue	89,271	66,923	52,813
Gross profit	170,939	102,877	69,971
Operating expenses
Research and development(1)(3)	40,683	35,923	33,738
Sales and marketing(1)(2)(3)	90,044	68,053	66,249
General and administrative(1)(3)	52,184	42,555	35,981
Total operating expenses	182,911	146,531	135,968
Operating loss	(11,972)	(43,654)	(65,997)
Other expense, net
Interest expense	(2,534)	(4,506)	(4,705)
Interest income	5,305	805	5,775
Loss on debt extinguishment	(2,109)	-	(1,536)
Change in fair value of warrant liabilities	(1,468)	218	(1,048)
Total other expense, net	(806)	(3,483)	(1,514)
Loss before provision for income taxes	(12,778)	(47,137)	(67,511)
Provision for income taxes	-	-	-
Net loss and comprehensive loss	$(12,778)	$(47,137)	$(67,511)

(1)Includes share-based compensation expense as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of services revenue	$169	$219	$87
Research and development	2,228	1,713	1,585
Sales and marketing	3,918	2,602	2,180
General and administrative	6,640	4,886	4,888
Total share-based compensation expense	$12,955	$9,420	$8,740

(2)Includes amortization of intangible assets as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of services revenue	$1,757	$1,755	$1,793
Sales and marketing	94	252	251
Total amortization of intangible assets	$1,851	$2,007	$2,044

(3)Includes depreciation and amortization as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of services revenue	$3,293	$2,406	$1,974
Research and development	88	83	83
Sales and marketing	121	118	122
General and administrative	138	189	225
Total depreciation and amortization(i)	$3,640	$2,796	$2,404

(i)Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized internal-use software costs.
Percentage of Revenue Data

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue
Services	93%	93%	93%
Hardware	7	7	7
Total Revenue	100	100	100
Cost of revenue
Services	20	25	30
Hardware	14	14	13
Total cost of revenue	34	39	43
Gross profit	66	61	57
Operating expenses
Research and development	16	21	28
Sales and marketing	35	41	54
General and administrative	20	24	29
Total operating expenses	71	86	111
Operating loss	(5)	(25)	(54)
Other expense, net
Interest expense	(1)	(4)	(4)
Interest income	2	1	5
Loss on debt extinguishment	(1)	—	(1)
Change in fair value of warrant liabilities	(1)	—	(1)
Total other expense, net	(1)	(3)	(1)
Loss before provision for income taxes	(6)	(28)	(55)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	(6)%	(28)%	(55)%

Comparison of the years ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Services	$241,043	$157,789	$83,254	53%
Hardware	19,167	12,011	7,156	60%
Total revenue	$260,210	$169,800	$90,410	53%
Total revenue increased $90.4 million, or 53%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Services revenue increased by $83.3 million, or 53%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by an increase of $82.0 million related to growth in total members, with the average number of total members during the year ended December 31, 2025 increasing by 52% compared to the average for the year ended December 31, 2024 and an increase of $1.5 million driven by higher average fees per member.
Hardware revenue increased by $7.2 million, or 60%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a 55% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered.
Cost of Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Services	$51,839	$42,520	$9,319	22%
Hardware	37,432	24,403	13,029	53%
Total cost of revenue	$89,271	$66,923	$22,348	33%
Total cost of revenue increased by $22.3 million, or 33%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Cost of services revenue increased $9.3 million, or 22%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $7.4 million increase in personnel costs related in part to an increase in headcount, a $0.8 million increase in technology support and product costs to support the growth in our total members, and a $0.8 million increase in amortization of capitalized internal-use software costs.
Cost of hardware revenue increased by $13.0 million, or 53%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a 55% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, fulfillment costs, which include tariffs, compared to the prior period.
Gross Profit and Gross Margin

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$170,939	$102,877	$68,062	66%
Gross margin	65.7%	60.6%		5.1 ppt
Gross profit increased by $68.1 million, or 66%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by a 55% increase in total members and a decrease in personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Gross margin expanded by 5.1 percentage points for the year ended December 31, 2025 compared to the year ended December 31, 2024. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Operating Expenses
Research and Development

	Year ending December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Research and development	$40,683	$35,923	$4,760	13%
Research and development expenses increased $4.8 million, or 13%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $3.3 million increase in personnel costs related primarily to an increase in headcount and stock-based compensation per employee and a $1.3 million increase in technology infrastructure expenses, professional and outside services costs.
Sales and Marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$90,044	$68,053	$21,991	32%
Sales and marketing expenses increased by $22.0 million, or 32%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $11.9 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $6.5 million increase in personnel costs related primarily to an increase in headcount and increases in compensation expenses per employee, and a $3.9 million increase in other marketing programs and sales commissions, offset by a $0.2 million decrease in professional and outside services.
General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
General and Administrative	$52,184	$42,555	$9,629	23%
General and administrative expenses increased by $9.6 million, or 23%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a $5.8 million increase in personnel costs related primarily to an increase in headcount, increases in compensation expenses per employee, and increased travel and entertainment costs associated with our IPO, a $1.7 million increase in local taxes, a $1.2 million increase in technology infrastructure expenses, a $0.9 million increase in business insurance expenses and other subscription expenses, a $0.7 million increase in professional and outside services costs related to preparing for public company operations, offset by a $0.6 million decrease in bad debt expense and a $0.3 million decrease in facilities expense due to the expiration of our lease.

Other Expense, Net
Interest Expense

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest Expense	$2,534	$4,506	$(1,972)	(44)%
Interest expense decreased by $2.0 million, or 44%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.
Interest Income

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Interest Income	$5,305	$805	$4,500	559%
Interest income increased by $4.5 million, or 559%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Loss on Debt Extinguishment

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Loss on debt extinguishment	$(2,109)	$—	$(2,109)	100%
The loss on debt extinguishment increased by $2.1 million, or 100%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.
Change in Fair Value of Warrant Liabilities

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of warrant liabilities	$1,468	$(218)	$1,686	(773)%
The change in fair value of warrant liabilities increased by $1.7 million, or 773%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by changes in the stock price, expected stock volatility, risk-free rate, and reduction in time to expiry.
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
Obesity and Weight Management
The obesity and weight health market is rapidly evolving, with a surge in GLP‑1 adoption creating a broader spotlight on obesity and cardiometabolic disease more generally. As these medications draw significant attention—and cost—employers and health plans are under increasing pressure to balance access with affordability, making it difficult for many to offer broad GLP‑1 coverage. In this environment, we believe Omada is well positioned to support customers across a range of coverage strategies: for those that cover GLP‑1s, our GLP‑1 companion programs are designed to help enhance medication effectiveness and durability; for those that do not, our proven prevention and weight health program, together with our broader cardiometabolic offerings, provides an evidence‑based path to improving weight and metabolic health without relying on expensive drugs. As a result, increased focus on GLP‑1s has contributed to demand for our solutions among both employers that cover these medications and those that do not. In addition, we recently announced the capability to prescribe GLP-1 therapies and other AOM as an extension of our GLP-1 support offerings, reflecting our proactive approach to evolving care models and meeting customer needs, while continuing to innovate on traditional care protocols.
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from issuance of our redeemable convertible preferred stock, debt financing agreements, and cash generated from the sale of our products and services. As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $222.0 million and working capital of $197.2 million. Cash and cash equivalents are composed of cash held in sweep accounts, checking accounts, and money market funds. Our principal use of cash is to fund our operations and invest in R&D to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past, as reflected in our accumulated deficit of $456.7 million as of December 31, 2025. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and R&D expenditures, the continuing market acceptance of our products and services, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and on acceptable terms, our business, results of operations, and financial condition could be materially and adversely affected.
In June 2023, we entered into a financing arrangement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent, MidCap Financial Trust, as term loan servicer, certain funds managed by MidCap, as lenders, and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”), for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million (the “Second Tranche”) available for draw from October 2024 through March 2025 conditional upon achievement of $120.0 million of trailing 12-month revenue (the “Revenue Condition”) and $60.0 million liquidity. On March 7, 2025, we entered into an amendment to the MidCap Credit Agreement which, among other things, (i) extended the availability of the Second Tranche until December 31, 2025 and (ii) modified the Revenue Condition to require trailing 12-month revenue of $165.0 million if the Second Tranche were to be advanced during the first fiscal quarter of 2025, $170.0 million if the Second Tranche were to be advanced during the second fiscal quarter of 2025, $175.0 million if the Second Tranche were to be advanced during the third fiscal quarter of 2025, and $180.0 million if the Second Tranche were to be advanced during the fourth fiscal quarter of 2025. Upon the initial closing date of the MidCap Credit Agreement, we drew down on $30.0 million of the MidCap Term Facility and used a portion of the proceeds to repay the outstanding principal balance (including prepayment premium) and accrued interest on a pre-existing credit facility. The MidCap Term Facility was interest-only for 48 months. At the end of the initial interest-only period, we could elect to extend the interest-only period an additional 12 months if we met a certain trailing 12-month revenue level (the “Minimum Net Revenue”) and no event of default had occurred and was continuing. The MidCap Credit Agreement also included a revolving line of credit facility (the “MidCap Revolving Facility”) allowing for up to $20.0 million in revolving borrowings. The availability of the MidCap Revolving Facility was calculated as a percentage of our outstanding accounts receivable and inventory balances (“Availability”). We were required to maintain a minimum drawn balance on the MidCap Revolving Facility of no less than 20% of Availability, or we would have been required to pay a fee equal to the MidCap Revolving Facility interest rate on the difference between the amount of revolving loans drawn and 20% of Availability. Upon the initial closing date of the MidCap Credit Agreement, we drew $1.0 million on the MidCap Revolving Facility. The maturity date of the MidCap Term Facility and the MidCap Revolving Facility was June 1, 2028. As of December 31, 2025, the outstanding balance on the MidCap Term Facility and MidCap Revolving Facility was fully repaid.
Interest was charged on any outstanding principal of the MidCap Term Facility at the sum of the one-month forward-looking term SOFR rate plus 0.10% (“Adjusted SOFR”), plus 7.00%, subject to a floor of 2.50%. Interest on the MidCap Revolving Facility was charged at the sum of Adjusted SOFR plus 4.00%, subject to a floor of 2.50%. Both interest rates were reset monthly. The effective interest rate for the years ended December 31, 2025 and 2024, was 10.0% and 14.3%, respectively, on the MidCap Term Facility, and 8.4% and 12.0%, respectively, on the MidCap Revolving Facility.
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
On July 31, 2025, we used a portion of our IPO proceeds to fully repay outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively. The repayment of the MidCap Term Facility and MidCap Revolving Facility was accounted for as a debt extinguishment. The consideration used to extinguish the MidCap Term Facility and MidCap Revolving Facility and the carrying value of the debt instruments (including unamortized debt issuance costs) resulted in a loss on early extinguishment of debt of $2.1 million included in loss on early extinguishment of debt within our consolidated statements of operations.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$18,252	$(34,179)	$(49,738)
Net cash (used in) investing activities	$(5,832)	$(3,863)	$(2,921)
Net cash provided by (used in) financing activities	$133,224	$(1,209)	$179

Operating Activities
Our largest source of operating cash flows is cash collections from our customers who purchase access to our programs for their members. Our primary use of cash in operating activities is for personnel and related expenses, marketing expenses, and third-party hosting and software costs. We have incurred negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of redeemable convertible preferred stock, debt financing arrangements and IPO proceeds.
Net cash provided by operating activities during the year ended December 31, 2025 of $18.3 million was the result of a $12.8 million net loss, adjusted for $27.3 million of non-cash adjustments and $3.7 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $13.0 million of share-based compensation expense, $5.5 million of depreciation and amortization expense, $3.3 million of amortization of deferred commissions, a $2.1 million increase in loss on debt extinguishment, a $1.5 million increase in the fair value of warrant liabilities, a $1.2 million increase in the provision for credit losses, $0.4 million of amortization of operating lease right-of-use assets, and $0.3 million of amortization of debt issuance costs. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $12.4 million increase in accounts receivable, a $10.6 million increase in accrued expenses and other current liabilities, a $3.5 million increase in deferred commissions, a $1.4 million increase in prepaid and other current assets, a $1.2 million increase in inventory and a $0.4 million decrease in operating lease liabilities, partially offset by a $6.3 million increase in accounts payable, a $5.5 million increase in deferred revenue, and a $0.3 million decrease in other non-current assets.
Net cash used in operating activities during the year ended December 31, 2024 of $34.2 million was the result of a $47.1 million net loss, adjusted for $19.5 million of non-cash adjustments and $6.6 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $9.4 million in share-based compensation expense, $4.8 million of depreciation and amortization expense, $2.6 million of amortization of deferred commissions, $1.8 million increase in the provision for credit losses, $0.7 million of amortization of operating lease right-of-use assets, and $0.4 million of amortization of debt issuance costs, offset by $0.2 million decrease in fair value of warrants. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $8.8 million increase in accounts receivable, a $6.4 million increase in deferred commissions, a $1.9 million increase in prepaid and other current assets, a $0.8 million decrease in operating lease liabilities, partially offset by a $5.3 million increase in accrued expenses and other current liabilities, a $4.6 million increase in deferred revenue, a $0.4 million increase in accounts payable, a $0.4 million decrease in other non-current assets, a $0.3 million decrease in inventory, and a $0.2 million increase in other non-current liabilities.
Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 of $5.8 million was the result of capitalized internal-use software costs of $4.5 million and purchases of property and equipment of $1.3 million.
Net cash used in investing activities during the year ended December 31, 2024 of $3.9 million was the result of purchases of property and equipment of $0.6 million and capitalized internal-use software costs of $3.3 million.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 of $133.2 million was the result of $160.5 million of proceeds from the IPO net of underwriting discounts and commissions and $9.4 million of proceeds from the exercise of stock options, partially offset by $31.0 million of repayment of Midcap term facility principal, $4.3 million of payments for offering costs and $1.4 million of payments for debt extinguishment costs.
Net cash used by financing activities for the year ended December 31, 2024 of $1.2 million was the result of $4.5 million of payments for deferred offering costs, partially offset by $3.3 million of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments
Purchase commitments
Our unconditional purchase commitments primarily consist of technology and cloud services related to our daily business operations. As of December 31, 2025, we had no unconditional purchase commitments due in 2025 and $8.6 million due in 2026 and thereafter. The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases. See Note 7 to our consolidated financial statements included elsewhere in this Form 10-K.
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
Emerging Growth Company Status
We qualify as an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements, in addition to any required interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-K; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.
We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. We have taken advantage of reduced reporting requirements in this Form 10-K. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock. Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption, and therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result of this election, our consolidated financial statements may not be comparable to those of other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations, and cash flows.
Revenue Recognition
We generate revenue primarily by providing access to our virtual care programs to our customers’ members. In our virtual care programs, our Care Teams implement clinically validated behavior change protocols over the term of the program for individuals living with chronic conditions, such as cardiometabolic conditions, or living with MSK conditions. Cardiometabolic programs are also supported by one or more connected third-party devices, which are provided to the members upon enrollment in the programs.
Revenue is recognized when, or as, the performance obligation is satisfied by transferring the control of the promised service to a customer. We recognize a portion of revenue upfront upon hardware delivery and the remaining revenue over the period members have access to our virtual care programs.
Our customers are business entities, such as health plans and self-insured employers, that have contracted with us to offer our virtual care programs to their covered lives. Covered lives, such as employees or their covered dependents, that are enrolled in an Omada program are referred to as members. We generate revenue based on the enrollments of our customers’ members and their participation in our virtual care programs. We account for each member enrollment as a separate contract under ASC 606. Our agreements typically provide a termination for convenience by either party, with a notice period generally ranging from 30 to 180 days.
We sell to our customers through our direct sales force and through our channel partners. Channel partners include PBMs and health plans that have commercial relationships with our customers. Pursuant to our agreements with channel partners, some channel partners receive an administrative or marketing fee for their services, and we engage directly with our customers with respect to the provision of our services. Our customer acquisition teams work directly with customers on onboarding and enrollment processes for new members. While health plans are customers for their fully insured populations, they also serve as distribution channels to self-insured entities that contract with us through our relationship with the health plan.
For cardiometabolic programs, the transaction price includes monthly fees which are either activity-, outcome-, or milestone-based fees, as applicable, for the respective member service period and may include an upfront member enrollment fee. Variable consideration related to the activity-, outcome-, or milestone-based fees is estimated at contract inception for the non-cancelable term (ranging from 30 to 180 days) to the extent a significant reversal in revenue will not occur. We use the expected value method, primarily relying on our history, to estimate variable consideration, including service-level agreements and performance guarantees based on clinical outcomes. Changes to estimated variable consideration were not material for the periods presented given the relatively short non-cancelable term.
The estimated transaction price allocated to services is recognized over time during the non-cancelable term as a stand-ready obligation. Contracts that include upfront enrollment fees generally contain a material right related to the discounted renewal option. The allocated value for that right is recognized upon exercise over the estimated benefit period, typically 12 months.
Monthly service fees earned after the non-cancelable contract term are recognized over the period for which we are obligated to perform services for that member.

We recognize the sale of third-party connected devices associated with our services as a separate performance obligation when control transfers, which is generally upon shipment to the member. Associated shipping and handling fees are included in cost of revenue and are recognized as activities to fulfill the promise to transfer the goods.
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis.
When such observable prices are not available, we determine SSP based on information such as pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors, and historical sales of the deliverables.
We apply the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
As of December 31, 2025 and 2024, our future performance obligations beyond one year were not material.
Stock-based Compensation
We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of forfeitures, in the statement of operations over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are estimated based upon our historical experience and we revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
Determining the grant-date fair value of stock options requires judgment. We estimate the fair value of restricted stock units at our stock price on the grant date. We use the Black-Scholes option-pricing model to determine the fair value of stock options and warrants. The determination of the grant-date fair value using the Black-Scholes model is affected by the fair value of our common stock and assumptions regarding a number of other complex and subjective variables. These assumptions include the expected term of the award, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award, and expected dividends.
Common Stock Valuations
Prior to our IPO, the fair value of the common stock underlying our share-based awards has historically been determined by our board of directors, with input from management and contemporaneous third-party valuations. We believe that our board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:
•the results of contemporaneous valuations performed at periodic intervals by a third-party valuation firm;
•the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•the prices of our redeemable convertible preferred stock and common stock sold to investors in arm’s-length transactions;
•our actual operating and financial performance and estimated trends and prospects for our future performance;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering, direct listing, or sale of our company, given prevailing market conditions;

•the lack of marketability involving securities in a private company;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.
In valuing our common stock, the fair value of our business was determined using various valuation methods, including combinations of the market approach and the income approach with input from management. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple was determined, which was applied to our operating results to estimate the enterprise value of our company. The market approach also included reference to our own stock transactions when issuances of redeemable convertible preferred stock were made close to the valuation date. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs.
Once the enterprise value was determined under the market approach or income approach, we derived the equity value of our company using either an option pricing model (“OPM”) or a hybrid method of OPM and the probability weighted expected return method (“PWERM”) to allocate that value among the various classes of securities to arrive at the fair value of the common stock. The OPM is based on the Black-Scholes-Merton option pricing model, which allows for the identification for a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise including an IPO as well as non-IPO market-based outcomes. After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability (“DLOM”) is applied to arrive at the fair value of ordinary shares. A DLOM is applied based on the theory that, as an owner of a private company stock, the stockholder has limited opportunities to sell this stock, and any such sale would involve significant transaction costs, thereby reducing overall fair market value.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among unrelated parties, and whether the transactions involved investors with access to our financial information.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.
For valuations after the completion of our IPO, the board of directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
Redeemable Convertible Preferred Stock and Common Stock Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. We have issued redeemable convertible preferred stock warrants and common stock warrants which are classified as a liability on the consolidated balance sheets because the redeemable convertible preferred stock warrants are freestanding financial instruments that may require us to transfer assets upon exercise, and the common stock warrants contain a term that may require adjustment to the exercise price. We use the Black-Scholes-Merton option pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock warrants and common stock warrants. Stock volatility is estimated based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The dividend yield is estimated at 0% based on the expected dividend yield as we do not anticipate paying any cash dividends in the foreseeable future.

Recently Issued Accounting Pronouncements Adopted
For more information on recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for more information.
New Accounting Pronouncements Not Yet Adopted
For more information on recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for more information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $222.0 million as of December 31, 2025 and $76.4 million as of December 31, 2024. Our cash and cash equivalents consist of cash held in sweep accounts, checking accounts, and money market funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. We may be exposed to further interest rate risk if we revise our strategy to invest in longer term securities in the future. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of December 31, 2025.
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

Item 8. Financial Statements and Supplementary Data
OMADA HEALTH, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Annual Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	90

Consolidated Balance Sheets as of December 31, 2025 and 2024	91

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023	92

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2025, 2024 and 2023	93

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	94

Notes to the Consolidated Financial Statements	95

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Omada Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Omada Health, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 6, 2026
We have served as the Company's auditor since 2024.

Item 8. Financial Statements
OMADA HEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$222,036	$76,392
Accounts receivable, net (1)	34,585	23,417
Inventory	4,486	3,296
Deferred commissions, current	3,539	3,017
Prepaid expenses and other current assets (2)	8,288	6,937
Total current assets	272,934	113,059
Property and equipment, net	7,942	5,625
Operating lease right-of-use asset	-	447
Deferred commissions, non-current	8,711	9,214
Intangible assets, net	2,414	4,263
Goodwill	13,240	13,240
Other assets	165	5,044
Total assets	$305,406	$150,892

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable (3)	$10,276	$4,168
Accrued expenses and other current liabilities (4)	40,392	29,840
Operating lease liability, current	-	415
Deferred revenue (5)	25,058	19,530
Total current liabilities	75,726	53,953
Long term debt	-	29,771
Warrant liabilities, non-current	-	2,252
Other liabilities, non-current	-	285
Total liabilities	75,726	86,261
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.001 par value per share; no shares and 120,689 shares authorized as of December 31, 2025 and December 31, 2024, respectively; no shares and 118,219 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $0 and $455,588 as of December 31, 2025 and December 31, 2024, net of issuance costs	-	449,034
Stockholders’ equity (deficit)
Common stock, $0.001 par value per share; 750,000 and 181,500 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 58,429 and 8,157 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	58	8
Additional paid-in capital	686,366	59,555
Accumulated deficit	(456,744)	(443,966)
Total stockholders’ equity (deficit)	229,680	(384,403)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$305,406	$150,892
(1)Includes amounts from a related party of $22.8 million and $13.2 million as of December 31, 2025 and December 31, 2024, respectively.
(2)Includes amounts from a related party of $0.3 million and $0.1 million as of December 31, 2025 and December 31, 2024, respectively.
(3)Includes amounts from a related party of $1.0 million and $0 as of December 31, 2025 and December 31, 2024, respectively.
(4)Includes amounts from a related party of $4.9 million and $2.2 million as of December 31, 2025 and December 31, 2024, respectively.
(5)Includes amounts from a related party of $18.8 million and $13.2 million as of December 31, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

OMADA HEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per-share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Services (1)	$241,043	$157,789	$114,531
Hardware (2)	19,167	12,011	8,253
Total revenue	260,210	169,800	122,784
Cost of revenue
Services (3)	51,839	42,520	36,735
Hardware	37,432	24,403	16,078
Total cost of revenue	89,271	66,923	52,813
Gross profit	170,939	102,877	69,971
Operating expenses
Research and development (4)	40,683	35,923	33,738
Sales and marketing (5)	90,044	68,053	66,249
General and administrative (6)	52,184	42,555	35,981
Total operating expenses	182,911	146,531	135,968
Operating loss	(11,972)	(43,654)	(65,997)
Other income (expense), net
Interest expense	(2,534)	(4,506)	(4,705)
Interest income	5,305	805	5,775
Loss on debt extinguishment	(2,109)	-	(1,536)
Change in fair value of warrant liabilities	(1,468)	218	(1,048)
Total other expense, net	(806)	(3,483)	(1,514)
Loss before provision for income taxes	(12,778)	(47,137)	(67,511)
Provision for income taxes	-	-	-
Net loss and comprehensive loss	$(12,778)	$(47,137)	$(67,511)

Net loss per share - basic and diluted	$(0.35)	$(6.11)	$(9.52)

Weighted-average shares outstanding - basic and diluted	36,639	7,721	7,091
(1)Includes amounts from a related party of $157.7 million, $88.0 million and $62.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Includes amounts from a related party of $12.1 million, $6.5 million and $4.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)Includes amounts from a related party of $5.0 million, $3.4 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(4)Includes amounts from a related party of $2.2 million, $1.7 million and $1.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(5)Includes amounts from a related party of $26.1 million, $15.2 million and $10.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(6)Includes amounts from a related party of $1.5 million, $1.1 million and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

OMADA HEALTH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Year Ended December 31, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	118,129	$448,777	6,977	$6	$36,140	$(329,318)	$(293,172)
Issuance of Series A redeemable convertible preferred stock upon exercise of warrants	90	257	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	411	1	1,754	-	1,755
Share-based compensation expense	-	-	-	-	8,816	-	8,816
Net loss and comprehensive loss	-	-	-	-	-	(67,511)	(67,511)
Balance as of December 31, 2023	118,219	$449,034	7,388	$7	$46,710	$(396,829)	$(350,112)
Issuance of common stock upon exercise of stock options	-	-	769	1	3,328	-	3,329
Share-based compensation expense	-	-	-	-	9,517	-	9,517
Net loss and comprehensive loss	-	-	-	-	-	(47,137)	(47,137)
Balance as of December 31, 2024	118,219	$449,034	8,157	$8	$59,555	$(443,966)	$(384,403)
Issuance of common stock upon exercise of stock options	-	-	1,614	2	9,725	-	9,727
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	-	-	9,085	9	151,591	-	151,600
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(118,446)	(452,112)	39,482	39	452,073	-	452,112
Automatic cashless exercise of all outstanding Series B redeemable convertible preferred stock warrants	92	493	-	-	-	-	-
Cashless exercise of all outstanding Series D redeemable convertible preferred stock warrants	135	2,585	-	-	-	-	-
Issuance of common stock upon settlement of restricted stock units, net	-	-	56	-	(359)	-	(359)
Cashless exercise of all outstanding common stock warrants	-	-	35	-	642	-	642
Share-based compensation expense	-	-	-	-	13,139	-	13,139
Net loss and comprehensive loss	-	-	-	-	-	(12,778)	(12,778)
Balance as of December 31, 2025	-	$-	58,429	$58	$686,366	$(456,744)	$229,680

The accompanying notes are an integral part of these consolidated financial statements.

OMADA HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(12,778)	$(47,137)	$(67,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,491	4,803	4,448
Share-based compensation	12,955	9,420	8,740
Loss on debt extinguishment	2,109	-	1,536
Loss on disposal of property and equipment	8	2	151
Amortization of debt issuance costs	285	389	416
Non-cash operating lease expense	447	728	683
Change in fair value of warrants	1,468	(218)	1,048
Provision for credit losses (1)	1,189	1,760	452
Amortization of deferred commissions	3,339	2,643	1,799
Changes in operating assets and liabilities
Accounts receivable (2)	(12,357)	(8,805)	(5,337)
Inventory	(1,190)	318	(74)
Prepaid expenses and other current assets (3)	(1,409)	(1,853)	(1,490)
Deferred commissions	(3,510)	(6,422)	(3,699)
Other non-current assets	251	409	213
Accounts payable (4)	6,289	399	(286)
Operating lease liabilities	(415)	(783)	(716)
Accrued expenses and other current liabilities (5)	10,552	5,343	8,342
Deferred revenue (6)	5,528	4,645	1,442
Other non-current liabilities	-	180	105
Net cash provided by (used in) operating activities	18,252	(34,179)	(49,738)

Investing activities
Purchases of property and equipment	(1,322)	(596)	(416)
Capitalized internal-use software costs	(4,510)	(3,267)	(2,505)
Net cash used in investing activities	(5,832)	(3,863)	(2,921)

Financing activities
Proceeds from issuance of Midcap term facility	-	-	30,963
Payment of Midcap term facility issuance costs	-	-	(1,805)
Repayment of Perceptive term facility	-	-	(30,000)
Proceeds from exercise of stock options	9,368	3,329	1,755
Payment of deferred offering costs	(4,283)	(4,538)	(111)
Repayment of Midcap term facility principal	(30,963)	-	-
Payment of debt extinguishment costs	(1,430)	-	(623)
Proceeds from initial public offering, net of underwriting discounts and commissions	160,532	-	-
Net cash provided by (used in) financing activities	133,224	(1,209)	179

Net increase (decrease) in cash and cash equivalents	145,644	(39,251)	(52,480)
Cash and cash equivalents at beginning of period	76,392	115,643	168,123
Cash and cash equivalents at end of period	$222,036	$76,392	$115,643
(1)Includes changes in related party balances of $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Includes changes in related party balances of $9.1 million, $5.3 million and $3.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)Includes changes in related party balances of $0.2 million, $0.1 million and 0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(4)Includes changes in related party balances of $1.0 million, $0 million and $0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(5)Includes changes in related party balances of $2.7 million, $0.7 million and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(6)Includes changes in related party balances of $5.7 million, $3.9 million and $2.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
OMADA HEALTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,420	$3,854	$4,095

Supplemental disclosure of noncash investing and financing activities
Share-based compensation expense capitalized in internal-use software	184	97	76
Unpaid deferred offering costs included in accounts payable	-	131	23
Unpaid property and equipment included in accounts payable	16	65	26
Net share settlement of redeemable convertible preferred stock warrant in connection with Series A warrant exercise	-	-	257
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series B redeemable convertible preferred stock warrant exercise	493	-	-
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series D redeemable convertible preferred stock warrant exercise	3,227	-	-
Net share settlement of common stock warrant liability	647	-	-
Conversion of redeemable convertible preferred stock in connection with initial public offering	452,113	-	-
The accompanying notes are an integral part of these consolidated financial statements.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Omada Health, Inc., its subsidiary, Physera, Inc., and a professional corporation, Physera Physical Therapy Group, PC (“PPTG” or the “professional corporation”), which was determined to be a variable interest entity (“VIE”) for which Omada is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
The consolidated balance sheets as of December 31, 2025 and December 31, 2024 include assets of the consolidated VIE, which can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE. As of December 31, 2025, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.8 million, and liabilities of the consolidated VIE totaled $0.2 million. As of December 31, 2024, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.9 million, and liabilities of the consolidated VIE totaled $0.2 million.
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
Initial Public Offering
On June 9, 2025, the Company completed its initial public offering (the “IPO”) of 9,085,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase from the Company 1,185,000 shares of the Company’s common stock, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $172.6 million and the net proceeds amounted to $151.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Immediately prior to the closing of the IPO, each

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
outstanding share of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, including shares of redeemable convertible preferred stock issued upon the exercise of Series B and Series D redeemable convertible preferred stock warrants, converted into one-third of a share of the Company’s common stock (see Note 8 for additional information).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. The Company’s significant estimates and assumptions made in the accompanying consolidated financial statements include, but are not limited to, determining standalone selling price for performance obligations in contracts with customers and variable consideration, the period of benefit for deferred commissions, the fair value of common stock warrants, the fair value of redeemable convertible preferred stock warrants, the valuation and assumptions underlying share-based compensation including the per-share fair value of the Company’s common stock prior to the Company’s IPO, the assessment of useful life and recoverability of long-lived assets, intangible assets and goodwill, the valuation of deferred tax assets, and reserves for uncertain tax positions. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
Segment and Geographic Information
The Company considers operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information on a consolidated basis to make decisions about how to allocate resources and how to measure the Company’s performance. The Company has determined that it has one operating and reportable segment (refer to Note 11 for additional information).
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers and channel partners to which the Company makes substantial sales. Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of December 31, 2025 and December 31, 2024 or 10% or more of revenue for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Accounts Receivable, net		Revenue
	As of December 31,		Year Ended December 31,
	2025	2024	2025	2024	2023
Partner A	21%	29%	32%	36%	36%
Partner B	45%	28%	33%	19%	19%
Partner A and Partner B are each affiliates of The Cigna Group (refer to Note 10 for additional information).

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Supply Risk
The Company’s hardware consists primarily of finished goods that are sourced from various vendors. Additionally, the Company utilizes a limited number of suppliers to provide the data connectivity for its connected devices. Quality, performance, or connectivity failures of the products or changes in the vendors’ financial or business condition could disrupt the Company’s ability to supply quality products to its members and thereby have a material adverse impact on its business, financial condition, and results of operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit in banks and highly liquid investments, including money market funds, purchased with an original maturity of three months or less.
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
Accounts Receivable, Net
The Company’s accounts receivable are uncollateralized and are derived from customers and channel partners within the United States (“U.S.”), most of which are large self-insured enterprises, health plans, or PBMs. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. Accounts receivable includes amounts unbilled related to services provided during the period but not billed until subsequent to period end.
The Company regularly monitors collections and payments from customers and channel partners and maintains an allowance for credit losses for estimated losses resulting from the inability of customers or channel partners to make required payments. Management estimates its allowance for credit losses by considering factors such as historical credit loss experience and current conditions, such as the length of time accounts receivable are past due, customer and channel partner payment histories, and any specific customer or channel partner collection issues identified, current market conditions which may affect customer or channel partner financial condition, and reasonable and supportable forecasts of future credit losses. The Company writes off accounts receivable against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.
Inventory
Inventory consists of purchased connected third-party devices, including scales, blood glucose monitors, and blood pressure monitors. Inventory is stated at the lower-of-cost or net realizable value. Inventory cost is determined on a

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
weighted-average cost method, which approximates the actual cost on a first-in first-out basis. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business, less reasonably predictable costs of disposal and transportation. The carrying value of inventory is reduced for estimated excess and obsolete inventory. Excess and obsolete inventory reductions are determined based on assumptions about market and economic conditions, technology changes, new product introductions, and changes in strategic direction and are included in hardware cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.
Property and Equipment, Net
Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the respective assets, which is generally three years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lease term.
Capitalized Internal-Use Software Costs
Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, and costs related to development of web-based products are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. Capitalized internal-use software costs are amortized on a straight-line basis over an expected useful life of three years and are included in property and equipment, net, on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company capitalized $4.7 million and $3.4 million, respectively, for software acquired, developed, and modified to meet internal requirements. Amortization expense related to capitalized internal-use software was $3.0 million, $2.2 million and $1.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination. Goodwill amounts are not amortized. Goodwill is tested for impairment annually on the last day of each fiscal year or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company operates as a single operating segment which is deemed to be its only reporting unit.
Management has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the Company is less than the carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of the Company is less than the carrying amount, a quantitative assessment is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The Company also has the option to bypass the qualitative assessment and perform the quantitative assessment. No goodwill impairments were recorded in the years ended December 31, 2025, 2024 and 2023.
Long-lived assets, such as property and equipment, right-of-use assets, and finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated. If the carrying amount exceeds the undiscounted cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds its fair value. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. No long-lived assets were determined to be impaired in the years ended December 31, 2025, 2024 and 2023.
Redeemable Convertible Preferred Stock
The Company records shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it is not mandatorily redeemable, redemption is contingent upon the occurrence of certain events that are not solely within the Company’s control. The Company has not adjusted the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when a deemed liquidation event

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock. Subsequent adjustments of the carrying values to the liquidation preferences will be made only when it becomes probable that such a deemed liquidation event will occur.
Redeemable Convertible Preferred Stock and Common Stock Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The Company has issued redeemable convertible preferred stock and common stock warrants which are classified as a liability on the consolidated balance sheets because the redeemable convertible preferred stock warrants are freestanding financial instruments that may require the Company to transfer assets upon exercise, and the common stock warrants contain a term that may require adjustment to the exercise price. The liability associated with each of these warrants was initially recorded at fair value upon the issuance date of each warrant and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liabilities are recognized in the consolidated statements of operations and comprehensive loss. The warrant fair values will continue to be adjusted until the earlier of the expiration or exercise of the warrants.
The Company uses the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock and common stock warrants. Stock volatility is estimated based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The dividend yield is estimated at 0% based on the expected dividend yield as the Company does not anticipate paying any cash dividends in the foreseeable future.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible. However, if the Company determines that a contingent loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the consolidated financial statements. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Revenue Recognition
The Company recognizes revenue upon transfer of control of promised goods and services in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods and services. Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, a performance obligation is satisfied.
The Company generates revenue primarily by providing access to virtual care programs to customers’ members, which is referred to as services revenue. The services revenue is recognized over the period the Company is obligated to perform services for that member. The Company’s customers are business entities, such as health plans and self-insured employers, that have contracted with the Company to offer the virtual care programs to their covered lives. Covered lives, such as employees or their covered dependents, that are enrolled in a program are referred to as members. In the virtual care programs, Care Teams implement clinically validated behavior change protocols over the term of the program for individuals living with chronic conditions, such as cardiometabolic conditions, or living with MSK conditions. Cardiometabolic virtual care programs are also supported by one or more connected third-party devices, which are provided to the members upon enrollment in the programs. The Company accounts for each member enrollment as a separate contract under ASC 606. The Company’s agreements typically provide a termination for convenience by either party, with a notice period generally ranging from 30 to 180 days. The Company typically bills for its services monthly, in arrears, and the transaction price is net of sales tax collected.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company sells to its customers through its direct sales force and through its channel partners. Channel partners include PBMs and health plans that have commercial relationships with the Company’s customers. Pursuant to the Company’s agreements with channel partners, some channel partners receive an administrative or marketing fee for their services, and the Company engages directly with its customers with respect to the provision of its services. The Company’s customer acquisition teams work directly with customers on onboarding and enrollment processes for new members. While health plans are customers for their fully insured populations, they also serve as distribution channels to self-insured entities that contract with the Company through its relationship with the health plan.
For cardiometabolic programs, the transaction price includes monthly fees which are either activity-, outcome-, or milestone-based fees, as applicable, for the respective member service period and may include an upfront member enrollment fee. Variable consideration related to the activity-, outcome-, or milestone-based fees is estimated at contract inception for the non-cancelable term (ranging from 30 to 180 days) to the extent a significant reversal in revenue will not occur. The Company uses the expected value method, primarily relying on its history, to estimate variable consideration, including service-level agreements and performance guarantees based on clinical outcomes. Changes to estimated variable consideration were not material for the periods presented given the relatively short non-cancelable term. Reassessments of variable consideration may occur as historical information changes.
The estimated transaction price allocated to services is recognized over time during the non-cancelable term as a stand-ready obligation. Contracts that include upfront enrollment fees generally contain a material right related to the discounted renewal option. The allocated value for that right is recognized upon exercise over the estimated benefit period, typically 12 months.
Monthly service fees earned after the non-cancelable contract term are recognized over the period for which the Company is obligated to perform services for that member.
The Company recognizes the sale of third-party connected devices associated with its services as a separate performance obligation when control transfers, which is generally upon shipment to the member. Associated shipping and handling fees are included in cost of revenue and are recognized as activities to fulfill the promise to transfer the good.
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis.
The Company determines SSP based on observable, if available, prices for those related services when sold separately. When such observable prices are not available, the Company determines SSP based on information such as pricing objectives and strategies, taking into consideration market conditions and other factors, including customer size, volume purchased, market and industry conditions, product-specific factors, and historical sales of the deliverables.
The Company applies the practical expedient to not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
As of December 31, 2025 and 2024, the Company’s future performance obligations beyond one year were not material.
Contract Assets
Contract assets include amounts related to the Company’s enforceable right to consideration for completed performance obligations that cannot be invoiced yet under the terms of the contract. Contract assets relate primarily to hardware revenue that is recognized upon shipment and has not yet been invoiced. The contract assets are reclassified to accounts receivable, net when the rights become unconditional. As of December 31, 2025 and December 31, 2024, the Company had $0.6 million and $0.5 million short-term contract assets, respectively, included in prepaid expenses and other current assets in the consolidated balance sheets.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred Commissions
Sales commissions are generally considered incremental and recoverable costs of obtaining a contract with a customer or channel partner. Capitalized commissions are amortized based on the transfer of goods or services to which they relate, typically over five years. The Company determines the period of benefit by taking into consideration the terms of contracts with customers and channel partners, contract renewal rates, its technology, and other factors. Amortization of deferred commissions is recorded as sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Deferred commissions as of December 31, 2025 and 2024 were $12.3 million and $12.2 million, respectively, consisting of costs to obtain contracts net of accumulated amortization. The Company recorded amortization expense for deferred commissions of $3.3 million, $2.6 million, and $1.8 million during the years ended December 31, 2025, 2024, and 2023 respectively.
Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of the delivery or completion of the services. Deferred revenue associated with upfront payments for enrollment is generally recognized over the estimated benefit period to the member of twelve months. As of December 31, 2025 and December 31, 2024, deferred revenue was classified as a current liability based on the anticipated recognition period of twelve months or less. During the years ended December 31, 2025 and 2024, respectively, the Company recognized revenue of $19.5 million and $14.9 million that was included in the corresponding deferred revenue balance at the beginning of the year.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting, and other fees and costs relating to the IPO are capitalized within other assets on the consolidated balance sheets. The deferred offering costs were offset against the proceeds received by the Company upon the closing of the IPO. At the closing of the IPO, $9.0 million of deferred offering costs were reclassified to additional paid-in capital within stockholders’ equity (deficit) and $0 and $4.8 million of IPO costs were deferred and capitalized as of December 31, 2025 and 2024, respectively.
Cost of Revenue
Cost of revenue consists of expenses that are directly related to or closely correlated to the delivery of our virtual care programs and member support. Cost of services revenue include salaries, share-based compensation expense, employee bonus and benefits, data server management expense, hosting costs, connectivity fees for cellular devices, and the amortization of capitalized internal-use software and developed technology. Costs of hardware include salaries, share-based compensation expense, employee bonuses and benefits, equipment costs, shipping and logistics costs, and provisions for excess and obsolete inventory.
Research and Development Costs
The Company’s research and development (“R&D”) expenses support its efforts to add new features and content to its programs and to ensure the reliability and scalability of its virtual care platform. R&D costs include salaries, share-based compensation expense, employee bonus and benefits, hosting costs, and allocation of shared general corporate expenses primarily related to technology. R&D costs are expensed as incurred.
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel costs including salaries, share-based compensation expense, employee bonuses and benefits, commissions for the Company’s sales and marketing teams, reseller fees, promotional marketing materials, and advertising costs. Sales and marketing expenses also include costs for third-party consulting services and the allocation of shared general corporate expenses primarily related to technology. Advertising costs are expensed as incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. Advertising costs during the years ended December 31, 2025, 2024 and 2023 were $0.6 million, $0.5 million, and $0.8 million respectively.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
General and Administrative Expenses
General and administrative expenses consist of personnel costs including salaries, share-based compensation expense, employee bonuses and benefits related to the Company’s finance, legal, compliance, human resources, and administrative teams, software and infrastructure costs, professional fees, and the allocation of shared general corporate expenses primarily related to technology.
Stock-Based Compensation
The Company recognizes stock-based compensation on awards granted under two Equity Incentive Plans, which are described in more detail in Note 9.
The Company measures compensation expense for all share-based awards based on the estimated fair value of the award on the grant date. The Company’s equity incentive plan provides for the granting of stock options, restricted stock units (“RSUs”), and restricted stock awards to employees, consultants, officers, and directors. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards.
RSUs
The fair value of each RSU is based on the fair value of the Company’s common stock, which is traded on the Nasdaq, on the date of grant.
Stock Options
The Company determines the fair value of stock options issued to employees on the date of grant using the Black-Scholes option pricing model which is impacted by the estimated fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables are summarized as follows:
Fair value of common stock – After the Company’s IPO, the fair value of the stock options is determined using the closing price of the Company’s common stock. Prior to the IPO, as the Company’s common stock was not yet publicly traded, the fair value of the common stock underlying the Company’s share-based awards was determined by the Company’s board of directors, with input from management and the assistance of a third-party valuation firm. These inputs included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights and preferences of the Company’s preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood and timing of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.
In determining the fair value of the Company’s common stock prior to the Company’s IPO, the fair value of the Company’s business was determined using various valuation methods, including combinations of the income approach (discounted cash flow method) and the market approach (public company market-multiple method) with input from the Company. The income approach involves applying an appropriate risk-adjusted discount rate to projected cash flows based on forecasted revenue and costs. The market approach estimates value based on a comparison of the Company to comparable public companies in a similar line of business. From the comparable companies, a representative market-value multiple was determined, which was applied to the Company’s operating results to estimate the enterprise value of the Company.
Once the enterprise value was determined under the market approach, the Company derived the equity value of the Company and used the option-pricing model to allocate that value across the various classes of securities to arrive at the fair value of the common stock. Following the Company’s IPO, there is an active market for its common stock which is utilized to measure the fair value of the Company’s underlying shares.
Expected volatility – Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its common stock, it estimates the expected volatility of its stock options at their grant date by taking the weighted-average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Expected term – Expected term represents the period over which the Company anticipates share-based awards to be outstanding. For awards with the standard 90-day exercise period, the Company uses the simplified method to calculate the expected term estimate based on the options’ vesting term and contractual terms. Under the simplified method, the expected life is equal to the average of the share-based award’s weighted-average vesting period and its contractual term. For those awards with an extended post-termination exercise period, the Company calculates the expected term based on the options’ vesting term, tenure of the employee upon grant, and contractual terms.
Risk-free interest rate – The risk-free interest rate used is based on the implied yield in effect at the time of grant of U.S. Treasury securities with maturities similar to the expected term of the stock options.
Expected dividend yield – The dividend yield is zero as the Company has not declared or paid any dividends to date and does not currently expect to do so in the future.
The Company accounts for forfeitures when they occur. For share-based awards that are modified, a modification of the terms of a share-based award is treated as an exchange of the original award for a new award with total compensation cost equal to the grant-date fair value of the original award plus any incremental value of the modification to the award.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’ deficit which includes certain changes in equity that are excluded from net loss. To date, the Company has not had any transactions that are required to be reported in comprehensive loss other than the net loss incurred from operations. For the years ended December 31, 2025, 2024 and 2023, there was no difference between comprehensive loss and net loss.
Income Taxes
The Company is subject to income taxes in the United States and various state jurisdictions. Significant judgment is required in determining the Company’s provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
The Company accounts for income taxes using the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company accounts for uncertain tax positions in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. The Company recognizes the tax effects of an uncertain tax position only when it is more likely than not that the position will be sustained upon examination based on its technical merits. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized upon settlement with the relevant taxing authority.
Loss Per Share
Basic earnings (loss) per share (“basic EPS”) is calculated by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share (“diluted EPS”) adjusts basic EPS for the impact of potentially dilutive shares using the treasury stock method. Potentially dilutive shares include outstanding stock options, non-vested RSUs, and purchase rights granted under the ESPP. In periods in which there is a loss, potentially dilutive securities are not included in the calculation of diluted EPS as their impact would be anti-dilutive.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) under its ASC or other standard-setting bodies.
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances income tax disclosure by requiring additional disaggregation of the effective tax rate reconciliation and expanded disclosures related to income taxes paid. The amendments are effective for public business entities for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis.. Early adoption is permitted.
The Company adopted the provisions of ASU 2023-09 on a prospective basis effective January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows; however, it resulted in expanded and modified income tax disclosures, including changes to the presentation of the effective tax rate reconciliation.
In May 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which lets entities estimate credit losses on trade receivables and contract assets using adjusted historical loss data and, optionally, exclude expected recoveries. The update is effective for fiscal years beginning after December 15, 2025 (early adoption permitted) and is applied prospectively without a preferability assessment for non-public entities adopting after the effective date. The Company adopted the provisions of ASU 2025-05 on a prospective basis for the fiscal year ended December 31, 2025 and such adoption did not have a material impact on its consolidated financial statements and disclosures.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of the new standard on its consolidated financial statement disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) and Website Development Costs (Subtopic 350-50): Modernization of Guidance for Internal-Use Software. The update streamlines the cost-capitalization model for internal-use software by redefining project stages, focusing capitalization on costs incurred after “significant development uncertainty” is resolved, and eliminating the standalone website-development guidance. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual periods; early adoption is permitted. Entities may apply the guidance prospectively or use a modified transition approach that records a cumulative-effect adjustment at adoption. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The requirements will be applied

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
prospectively with the option for retrospective application. The Company is currently evaluating the impact of the new standard on its consolidated financial statement disclosures.
3.Fair Value Measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$206,018	$-	$-	$206,018
Total	$206,018	$-	$-	$206,018

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents
Money market funds	$64,501	$-	$-	$64,501
Total	64,501	-	-	64,501
Liabilities
Warrant liabilities	-	-	2,252	2,252
Total	$-	$-	$2,252	2,252
Level 3 liabilities that are measured at fair value on a recurring basis consist of redeemable convertible preferred stock warrant liabilities and common stock warrant liabilities associated with warrants issued in connection with the Company’s financing arrangements (refer to Note 6 and Note 8 for additional information). The Company’s previously outstanding Series B redeemable convertible preferred stock warrants were automatically cashless exercised on May 19, 2025, and the Company’s previously outstanding Series D redeemable convertible preferred stock warrants were cashless exercised on June 9, 2025. The shares of Series B and Series D redeemable convertible preferred stock issued in connection with such warrant exercises were subsequently converted into shares of the Company’s common stock in connection with the IPO on June 9, 2025. Accordingly, no preferred stock warrant liabilities remained outstanding as of December 31, 2025.
The Company’s previously outstanding common stock warrants were cashless exercised on July 18, 2025 into shares of the Company’s common stock (see Note 8 for additional information).
The following tables present the quantitative information regarding Level 3 fair value measurements of the warrant liabilities:

	As of December 31, 2024
	Series B	Series D	Common
Stock price	$3.41	$4.55	$7.68
Exercise price	$1.18	$5.04	$3.24
Remaining term (in years)	1.0	5.4	2.7
Risk-free interest rate	4.21%	4.38%	4.27%
Expected volatility	67%	66%	66%
Expected dividend yield	0%	0%	0%

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth a summary of changes in fair value of Level 3 liabilities (in thousands):

Balance as of December 31, 2023	$2,470
Remeasurement of warrant liabilities	(218)
Balance as of December 31, 2024	2,252
Remeasurement of warrant liabilities	1,468
Cashless exercise of redeemable convertible preferred stock warrants	(3,078)
Cashless exercise of outstanding common stock warrants	(642)
Balance as of December 31, 2025	—
The Company recognizes transfers among Level 1, Level 2, and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. There were no transfers between fair value measurement levels during the periods presented.
4.Goodwill and Intangible Assets
Goodwill
As of December 31, 2025 and 2024, goodwill was $13.2 million. No goodwill impairments were recorded during the years ended December 31, 2025 and 2024 or to date.
Intangible Assets, net
Intangible assets with finite lives consisted of the following as of December 31, 2024 and 2025 (in thousands):

	As of December 31,
	2025	2024
Customer relationships	$265	$265
Trademarks	1,255	1,255
Developed technology	12,288	12,288
Total intangible assets	13,808	13,808
Less: Accumulated amortization	(11,394)	(9,545)
Total intangible assets, net	$2,414	$4,263
Amortization expense of intangible assets was $1.9 million, $2.0 million, and $2.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. The weighted-average remaining useful life of the developed technology as of December 31, 2025 was 1.4 years. The customer relationships and trademarks were fully amortized as of December 31, 2025.
Estimated future amortization expense as of December 31, 2025 is as follows (in thousands):

Year Ending December 31,
2026	$1,756
2027	658
2028 and thereafter	—
Total future amortization expense	$2,414

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	As of December 31,
	2025	2024
Billed accounts receivable	$13,563	$9,483
Unbilled accounts receivable	22,182	15,919
Allowance for credit losses	(1,160)	(1,985)
Total accounts receivable, net	$34,585	$23,417
A rollforward of the Company’s allowance for credit losses is as follows (in thousands):

	As of December 31,
	2025	2024
Balance at beginning of period	$(1,985)	$(630)
Provision for credit losses, net	(1,189)	(1,760)
Other adjustments and write-offs	2,014	405
Balance at end of period	$(1,160)	$(1,985)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid software licenses	$3,940	$3,022
Other prepaid expenses	1,536	797
Contract assets	638	502
Short-term deposits	284	476
Other current assets	1,890	2,140
Total prepaid expenses and other current assets	$8,288	$6,937
Inventory
Inventory is comprised of finished goods inventory. There was no reserve for excess and obsolete inventory recorded as of December 31, 2025 and December 31, 2024.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment and software	$2,875	$2,211
Furniture and fixtures	-	762
Capitalized internal-use software	16,888	12,195
Leasehold improvements	-	829
Property and equipment, gross	19,763	15,997
Accumulated depreciation and amortization	(11,821)	(10,372)
Property and equipment, net	$7,942	$5,625
Depreciation expense of $0.7 million, $0.6 million and $0.7 million was recognized during the years ended December 31, 2025, 2024, and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation and employee benefits	$24,545	$21,118
Accrued sales and use taxes	7,787	5,128
Accrued referral and administration fees	3,711	2,247
Accrued professional service fees	789	270
Accrued connectivity fees	301	269
Other accrued expenses	3,259	808
Total accrued expenses and other current liabilities	$40,392	$29,840
6.Financing Arrangements
The Company’s financing arrangements consists of the following (in thousands):

	As of December 31,
	2025	2024
Term loan	$-	$30,000
Revolving line of credit	-	963
Debt issuance costs, net	-	(1,192)
Long term debt	$-	$29,771
MidCap Credit Agreement
In June 2023, the Company entered into a financing agreement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent; MidCap Financial Trust, as term loan servicer; certain funds managed by MidCap, as lenders; and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”) for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million (the “Second Tranche”) available for draw from October 2024 through March 2025 conditional upon achievement of $120.0 million of trailing 12-month revenue (the

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
“Revenue Condition”) and $60.0 million liquidity. On March 7, 2025, the Company entered into an amendment to the MidCap Credit Agreement which, among other things, (i) extended the availability of the Second Tranche until December 31, 2025 and (ii) modified the Revenue Condition to require trailing 12-month revenue of $165.0 million if the Second Tranche is advanced during the first fiscal quarter of 2025, $170.0 million if the Second Tranche is advanced during the second fiscal quarter of 2025, $175.0 million if the Second Tranche is advanced during the third fiscal quarter of 2025, and $180.0 million if the Second Tranche is advanced during the fourth fiscal quarter of 2025. Upon the initial closing date of the MidCap Credit Agreement, the Company drew down on $30.0 million of the MidCap Term Facility and used a portion of the proceeds to repay the outstanding principal balance (including prepayment premium) and accrued interest on a prior credit agreement with Perceptive Credit Holdings, III, LP (the “Perceptive Credit Agreement”). The MidCap Term Facility was interest-only for 48 months. At the end of the initial interest-only period, the Company could elect to extend the interest-only period an additional 12 months if the Company met a certain trailing 12-month revenue level (the “Minimum Net Revenue”) and no event of default has occurred and was continuing. The MidCap Credit Agreement also included a revolving line of credit facility (the “MidCap Revolving Facility”) allowing for up to $20.0 million in revolving borrowings. The availability of the MidCap Revolving Facility was calculated as a percentage of the Company’s outstanding accounts receivable and inventory balances (“Availability”). The Company was required to maintain a minimum drawn balance on the MidCap Revolving Facility of no less than 20% of Availability, or was required to pay a fee equal to the MidCap Revolving Facility interest rate on the difference between the amount of revolving loans drawn and 20% of Availability. Upon the initial closing date of the MidCap Credit Agreement, the Company drew $1.0 million on the MidCap Revolving Facility. The maturity date of the MidCap Term Facility and the MidCap Revolving Facility was June 1, 2028.
Interest was charged on any outstanding principal of the MidCap Term Facility at the sum of (i) the one-month forward-looking term SOFR, plus 0.10% (“Adjusted SOFR”), plus 7.0%, subject to a floor of 2.5%. Interest on the MidCap Revolving Facility was charged at the sum of Adjusted SOFR, plus 4.0%, subject to a floor of 2.5%.
Both interest rates were reset monthly. The effective interest rate for the years ended December 31, 2025 and 2024 on the MidCap Term Facility was 10.0% and 14.3%, respectively, and 8.4% and 12.0%, respectively, on the MidCap Revolving Facility.
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
A fully nonrefundable origination fee of 0.5% of the $20 million MidCap Revolving Facility ($0.1 million) was paid upon the closing of the MidCap Credit Agreement. The Company paid a collateral management fee of 0.5% per annum on the outstanding balance of the MidCap Revolving Facility, payable monthly in arrears. Additionally, the Company paid an unused line fee of 0.5% per annum of the average unused portion of the MidCap Revolving Facility, payable monthly in arrears. The Company incurred other debt issuance costs of $0.4 million related to other fees paid to the lender and legal fees incurred by the Company.
In connection with the March 7, 2025 amendment to the MidCap Credit Agreement, the Company incurred debt issuance costs of $0.2 million. Following the debt extinguishment there were no debt issuance costs classified in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2025.
With respect to any prepayment of all or any portion of the outstanding principal amount of MidCap Term Facility, or permanent reduction of the commitments under the MidCap Revolving Facility, a prepayment premium or deferred revolving origination fee, as applicable, was due as follows: 3% if prepaid or reduced, as applicable, before June 1, 2024, 2% if prepaid or reduced, as applicable, between June 2, 2024 and June 1, 2025, and 1% if prepaid or reduced, as applicable, thereafter.
The MidCap Credit Agreement included customary covenants for a facility of this type, including monthly reporting requirements and, at any time that liquidity was less than 1.50x the outstanding principal balance of the MidCap Term Facility, a financial covenant to maintain minimum trailing 12-month net revenue levels specified in the MidCap Credit Agreement. The MidCap Credit Agreement also contained various covenants that limit the Company’s ability to, among

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
other things: sell, transfer, lease, or dispose of its assets subject to certain exclusions; create, incur, assume, guarantee, or assume additional indebtedness, other than certain permitted indebtedness; encumber or permit liens on any of its assets other than certain permitted liens; make restricted payments, including paying cash dividends on, repurchasing or making distributions with respect to any of its capital stock; make specified investments; consolidate, merge with, or acquire any other entity, or sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates, in each case, subject to certain exceptions, baskets, and thresholds set forth in the MidCap Credit Agreement. As of July 31, 2025, the Company was in compliance with its financial covenants.
Interest expense related to amortization of the debt discount for long-term debt for the years ended December 31, 2025 and 2024 was $0.3 million and $0.4 million, respectively, and is included in interest expense.
On July 31, 2025, the Company used a portion of its IPO proceeds and fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively. The repayment of the MidCap Term Facility and the MidCap Revolving Facility was accounted for as a debt extinguishment. The consideration used to extinguish the MidCap Term Facility and the MidCap Revolving Facility and the carrying value of the debt instruments (including unamortized debt issuance costs) resulted in a loss on early extinguishment of debt of $2.1 million included in loss on debt extinguishment within our consolidated statements of operations.
7.Commitments and Contingencies
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
Indemnification
In the ordinary course of business, the Company includes in its agreements indemnification provisions of varying scope and terms pursuant to which it agrees to indemnify customers, channel partners, suppliers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. The term of these indemnification provisions generally survive the termination of the agreements indefinitely. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. No demands have ever been made upon the Company to provide indemnification under such agreements, and there are no claims under those indemnification terms that the Company is aware of that could have a material effect on the consolidated balance sheets, consolidated statements of operations and comprehensive loss, or consolidated statements of cash flows. Accordingly, the Company had no liabilities recorded for these provisions as of December 31, 2025 and 2024.
Other Commitments
Other contractual commitments primarily consist of technology and cloud services related to the Company’s daily business operations. As of December 31, 2025, future minimum payments under the Company’s non-cancellable purchase commitments, for the years ended December 31, were as follows (in thousands):

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2026	5,325
2027	2,544
2028	753
2029	-
Thereafter	-
Total	$8,622
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
On July 31, 2025, the Company fully repaid outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility.
8.Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Common and Preferred Stock
In connection with the closing of its IPO, on June 9, 2025, the Company’s restated certificate of incorporation was amended and restated to authorize 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of December 31, 2025.
The total shares of the Company’s common stock reserved for issuance on an as-converted basis are as follows (in thousands):

	As of December 31,
	2025	2024
Redeemable convertible preferred stock	—	39,406
Redeemable convertible preferred stock warrants	—	259
Outstanding RSU's	928	—
Common stock warrants	—	43
Common stock options outstanding	10,874	11,069
Common stock shares available for future grants	3,973	3,294
Shares available for purchase under the ESPP	1,121	—
Total shares of common stock reserved	16,896	54,071
Redeemable Convertible Preferred Stock
The Company previously issued shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO on June 9, 2025, all 118,218,801 shares of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, excluding shares issued upon the exercise of Series B and Series D convertible redeemable preferred stock warrants disclosed below, converted into an aggregate of 39,406,221 shares of the Company’s common stock (after adjusting the conversion ratios of the redeemable convertible preferred stock to give effect to the Reverse Stock Split), and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Following the IPO and as of December 31, 2025, no shares of redeemable convertible preferred stock were outstanding.

Information relating to the Preferred Stock is as follows (in thousands, except per-share amounts):

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2024
	Original Issue Price per Share	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference
Series A	$0.5342	12,027	12,005	$6,547	$6,413
Series B	1.1828	19,724	19,445	22,932	23,000
Series C	3.1631	15,386	15,386	48,540	48,667
Series C-1	3.7423	13,358	13,358	49,800	49,990
Series D	5.0365	22,330	21,230	106,704	106,925
Series D-1	5.9952	4,504	4,504	26,922	27,002
Series E	5.9952	33,360	32,291	187,589	193,591
		120,689	118,219	$449,034	$455,588

Significant rights and preferences of the redeemable convertible preferred stock prior to the Company’s IPO were summarized as follows:
Dividend Rights
Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stockholders were entitled to receive noncumulative dividends prior and in preference to dividends declared on common stock at a rate of $0.0321, $0.0710, $0.1897, $0.2245, $0.3022, $0.3597, and $0.3597, respectively, per annum per share.
Dividends were payable only when and if declared by the Company’s board of directors. No dividends were paid with respect to the common stock during any calendar year unless dividends in the total amount of the annual dividend rate for each such series of redeemable convertible preferred stock shall have first been paid or declared and set apart for payment to the holders of each such series of redeemable convertible preferred stock, respectively, during that calendar year. Payments of any dividends to the holders of each such series of redeemable convertible preferred stock shall be paid pro rata, on an equal priority, pari passu basis according to their respective dividend preferences. Such dividends were not mandatory, and no rights or interest accrue to the holders of each such series of redeemable convertible preferred stock if the Company failed to declare or pay dividends in any calendar year. To date, no dividends have been declared or paid.
Conversion Rights
Each share of Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock was convertible at the stockholders’ option at any time into a number of shares of common stock determined by dividing the Original Issue Price (“OIP”) by the then-current conversion price for such series. The initial conversion price was the original issue price and is subject to adjustment for broad-based anti-dilution, stock splits, stock dividends, and other equivalent adjustments. Each share of redeemable convertible preferred stock would have been automatically converted into common stock at the conversion rate at the time in effect for such series of redeemable convertible preferred stock immediately upon the earlier of:
(1) immediately prior to the closing of the Company’s sale of its common stock in a firm commitment underwritten public offering in which the per-share purchase price was at least $17.9856 (subject to appropriate adjustment) and the proceeds received by the Company (less underwriting discounts and commissions) were not less than $75.0 million and the Company’s common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange (a “Qualified Public Offering”); or
(2) the date, or the occurrence of an event, specified by vote or written consent or agreement of the holders of at least 52% of the then-outstanding shares of the Company’s redeemable convertible preferred stock (voting together as a single class and not as separate series, and on an as-converted basis); provided that no shares of Series D redeemable convertible preferred stock were converted pursuant to this clause (2) unless the holders of a majority of the then-outstanding shares of Series D redeemable convertible preferred stock vote or provide a written consent or agreement in favor of such conversion; and provided further that notwithstanding the foregoing, other than a conversion

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
pursuant to this clause (2) in connection with the Company’s sale of its common stock in a firm commitment underwritten public offering that is not a Qualified Public Offering, (i) no shares of Series C or Series C-1 redeemable convertible preferred stock were converted pursuant to this clause (2) unless the holders of at least 60% of the then-outstanding shares of Series C or Series C-1 redeemable convertible preferred stock, voting together as a single class and on an as-converted basis, vote or provide written consent or agreement in favor of such conversion, and (ii) no shares of Series E redeemable convertible preferred stock were converted pursuant to this clause (2) unless the holders of a majority of the then-outstanding shares of Series E redeemable convertible preferred stock vote or provide written consent or agreement in favor of such conversion.
Liquidation Rights
In the event of any liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the redeemable convertible preferred stock were entitled to receive, prior and in preference to any distribution to the holders of common stock, an amount per share equal to the sum of the applicable OIP for such series of redeemable convertible preferred stock, together with any declared but unpaid dividends. If, upon such occurrence, the proceeds thus distributed among the holders of the redeemable convertible preferred stock were insufficient to permit the payment of such holders of the full aforesaid preferential amounts, then the entire proceeds legally available for distribution would have been distributed pro rata, on an equal priority, pari passu among the holders of the redeemable convertible preferred stock in proportion to the full preferential amount that each such holder was otherwise entitled to receive.
Voting Rights
The holder of each share of redeemable convertible preferred stock had the right to one vote for each share of common stock into which the redeemable convertible preferred stock could then be converted. The holders of Series A (of at least 55% of the outstanding Series A redeemable convertible preferred stock), Series B (of a majority of the outstanding Series B redeemable convertible preferred stock), and Series C (of at least 60% of the outstanding Series C redeemable convertible preferred stock), voting as a separate class, were entitled to elect one director of the Company each provided that at least 20% of the originally issued shares of the applicable series remain outstanding. The holders of Series C-1 and Series E redeemable convertible preferred stock were entitled to elect one director of the Company provided that at least 25% of the originally issued shares of the applicable series remain outstanding. The holders of common stock, voting as a separate class, were entitled to elect three directors of the Company. The holders of redeemable convertible preferred stock and common stock, voting together as a single class and on an as-if-converted to common stock basis, were entitled to elect any remaining directors of the Company.
Redemption Rights
The holders of the redeemable convertible preferred stock had no voluntary rights to redeem shares. The redeemable convertible preferred stock had deemed liquidation provisions which required the shares to be redeemed upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (a “Liquidation Event”). Although the redeemable convertible preferred stock was not mandatorily or currently redeemable, a deemed Liquidation Event could have constituted a redemption event outside the Company’s control. Therefore, all shares of redeemable convertible preferred stock had been presented outside of permanent equity. The Company recorded all shares of redeemable convertible preferred stock at their respective issuance price less issuance costs on the dates of issuance. The carrying values of the Company’s redeemable convertible preferred stock had not been accreted to their redemption values as the Liquidation Event was not considered probable of occurring. Subsequent adjustments of the carrying values to redemption values would have been made only if and when it became probable the redeemable convertible preferred stock became redeemable.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Common Stock Warrants
In August 2017, the Company issued warrants to purchase common stock in conjunction with a loan and security agreement with Silicon Valley Bank (“SVB”). The number of shares that the holder may purchase is equal to 43,420 and is related to a borrowing under the agreement. The warrants will be automatically exercised under the cashless exercise method upon the expiration date of each respective warrant or upon a cash or public acquisition. The warrants issued allow SVB to acquire shares of common stock at an exercise price of $3.24 per share and expire ten years after issuance. These warrants were concluded to be liabilities accounted for at fair value, using the Black-Scholes pricing model, on the date of issuance with subsequent remeasurements recorded in earnings. The fair value on the date of issuance was recorded as warrant liabilities and debt discount. The debt discount was fully amortized upon the debt being repaid in May 2020. As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company’s common stock that were classified as liabilities. The change in fair value for the for the year ended December 31, 2025 resulted in a loss of $0.4 million, for the year ended December 31, 2024 was a gain of less than $0.1 million, and for the year ended December 31, 2023 was a loss of $0.1 million. On July 18, 2025, the Company’s outstanding common stock warrants were cashless exercised resulting in the issuance of 35,467 shares of common stock.
Redeemable Convertible Preferred Stock Warrants
In May 2015, the Company issued warrants to purchase a total of 118,363 shares of Series B redeemable convertible preferred stock at an exercise price of $1.1828 per share in conjunction with other borrowings under the loan and security agreement with SVB. These warrants will be automatically exercised under the cashless exercise method upon the expiration date of each respective warrant or upon a cash or public acquisition. These warrants were concluded to be a liability accounted for at fair value, using the Black-Scholes pricing model, on the date of issuance with subsequent remeasurements recorded in earnings. The fair value of these warrants was recorded as warrant liabilities and debt discount upon issuance. The debt discount was fully amortized upon the debt being repaid in August 2017. On May 19, 2025, the Company’s outstanding Series B redeemable convertible preferred stock warrants were automatically cashless exercised upon expiration resulting in the issuance of 92,194 shares of Series B redeemable convertible preferred stock, which subsequently converted into 30,731 shares of common stock immediately prior to the closing of the IPO.
In May 2020, the Company issued warrants to purchase a total of 660,000 shares of Series D redeemable convertible preferred stock at an exercise price of $5.0365 per share in conjunction with the Perceptive Credit Agreement. These warrants will be automatically exercised under the cashless exercise method upon the expiration date of the warrant, upon completion of a Qualified Initial Public Offering, or upon an acquisition of the Company. These warrants were concluded to be a liability accounted for at fair value, using the Black-Scholes pricing model, on the date of issuance with subsequent remeasurements recorded in earnings. The fair value of these warrants was recorded as warrant liabilities and debt discount upon issuance. On June 9, 2025, the Company’s Series D redeemable convertible preferred stock warrants were cashless exercised resulting in the issuance of 135,143 shares of Series D redeemable convertible preferred stock which subsequently converted into 45,047 shares of common stock immediately prior to the closing of the IPO.
As of December 31, 2024, the Company had outstanding warrants to purchase shares of the Company’s Series B and Series D redeemable convertible preferred stock that were classified as liabilities. The change in fair value of Series B

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
redeemable convertible preferred stock warrants for the year ended December 31, 2025 resulted in a loss of $0.2 million, for the year ended December 31, 2024 resulted in a gain of less than $0.1 million, and for the year ended December 31, 2023 resulted in a loss of $0.1 million. The change in fair value of Series D redeemable convertible preferred stock warrants for the year ended December 31, 2025 was a loss of $0.8 million, for the year ended December 31, 2024 resulted in a gain of $0.2 million and for the year ended December 31, 2023 resulted in a loss of $0.7 million.
Following the closing of the IPO, no redeemable convertible preferred stock warrants were outstanding. There were no common stock warrants outstanding as of December 31, 2025.
9.Share-Based Compensation
2011 Equity Incentive Plan
Pursuant to the terms of the 2025 Plan (as defined below), any shares subject to outstanding options originally granted under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) that terminate, expire, or lapse for any reason or is settled in cash without the delivery of shares to the holder thereof shall become available for issuance pursuant to awards granted under the 2025 Plan. In connection with the effectiveness of the 2025 Plan, the 2011 Plan terminated, and no further awards will be granted under the 2011 Plan. However, all outstanding awards will continue to be governed by their existing terms.
2025 Equity Incentive Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), which became effective on June 4, 2025. Under the 2025 Plan, 5,045,541 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2025 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2011 Plan (“Prior Plan Awards”) that become available for issuance under the applicable counting provisions following the effective date of the 2025 Plan and (ii) an annual increase on the first day of each calendar year beginning in calendar year 2026 and ending in calendar year 2035, equal to the lesser of (A) 5% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 15,136,624 shares of common stock may be issued upon the exercise of incentive stock options (“ISOs”). Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2025 Plan. The term of any stock option granted under the 2025 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. As of December 31, 2025, 3,973,135 shares were available for future issuance pursuant to the 2025 Plan.
2025 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on June 4, 2025, with an initial reserve of 1,121,231 shares of the Company’s common stock. The 2025 ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Such payroll deductions will be expressed as a whole number percentage, and the accumulated deductions will be applied to the purchase of shares of common stock on each purchase date. However, a participant may not purchase more than 666 shares of common stock in each offering period and may not subscribe for more than $25,000 in fair market value of shares of common stock (determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period. Unless otherwise determined by the Company's board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first date of an offering or on the purchase date. The length of the offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. The number of shares of the Company's common stock reserved for issuance under the 2025 ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2026 and continuing through December 31, 2035, by the lesser of (i) 1% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
more than 6,727,388 shares of common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. As of December 31, 2025, the first offering period under the 2025 ESPP had not commenced.
Stock Options
The Company measures compensation expense for all share-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted with standard 90-day post-termination exercise periods is estimated using the Black-Scholes option pricing model.
The following weighted-average assumptions were used to calculate the fair value of employee option grants:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.66% - 4.42%	3.52% - 4.48%	3.52% - 4.93%
Expected volatility	53% - 70%	68% - 69%	67% - 68%
Expected term (in years)	5.89 - 6.07	5.00 - 6.05	5.19 - 6.06
A summary of stock option award activity under the 2011 Plan and 2025 Plan is as follows (in thousands, except years and per-share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	11,069	$6.94	6.8	$13,942
Granted	1,947	10.73
Exercised	(1,596)	6.22
Canceled and forfeited	(546)	7.50
Outstanding as of December 31, 2025	10,874	$7.69	6.4	$88,095
Vested and exercisable as of December 31, 2025	7,645	$7.12	5.5	$66,236
When stock options are exercised, the Company’s policy is to issue previously unissued shares of common stock. The intrinsic value of a stock option is calculated as the difference between the per-share exercise price of the underlying stock option and the estimated per-share fair value of the Company’s common stock at the measurement date. The total intrinsic values of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $15.8 million, $3.2 million, and $1.2 million, respectively.
The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024, and 2023 was $10.73, $5.93 and $4.31 per share, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2025, 2024, and 2023 was $15.9 million, $8.3 million and $8.2 million, respectively.
As of December 31, 2025, there was approximately $18.0 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the weighted-average period of 2.6 years using the straight-line method. The Company has not granted any stock options since the third quarter of 2025.
Restricted Stock Units
The Company’s RSUs vest based on the terms in the grant agreements and generally vest ratably over a period of between one and four years from the vesting commencement date. During 2025, the Company began issuing RSUs to certain employees and directors under the 2025 Plan.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A summary of unvested shares as of December 31, 2025 is as follows (in thousands, except per share information):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Granted	1,001	20.03
Vested	76	19.27
Canceled/Forfeited	—	—
Unvested as of December 31, 2025	925	$20.09
The aggregate fair value of RSUs that vested was $1.5 million, $0 million and $0 million during the years ended December 31, 2025, 2024, and 2023, respectively. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $20.03, $0, and $0, respectively. As of December 31, 2025, there was approximately $17.3 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.5 years.
Stock-based Compensation Expense
A summary of share-based compensation expense recognized in the consolidated statement of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Services cost of revenue	$169	$219	$87
Research and development	2,228	1,713	1,585
Sales and marketing	3,918	2,602	2,180
General and administrative	6,640	4,886	4,888
Total share-based compensation expense	$12,955	$9,420	$8,740
The Company capitalized $0.2 million, $0.1 million and $0.1 million of share-based compensation expense related to internal-use software development costs during the years ended December 31, 2025, 2024, and 2023, respectively.
10.Related Party
Commercial Arrangements with Cigna and its Affiliates
The Company’s customers, channel partners, and vendors include affiliates of The Cigna Group, which beneficially owns more than 5% of the Company’s outstanding capital stock through Cigna Ventures, LLC. The Company has entered into agreements with these affiliates that, among other things, provide for the provision of the Company’s programs to eligible individuals covered by these affiliates and, in certain cases, for the provision of services by such affiliates in connection with the administration of the Company’s programs. The Company also has agreements with these affiliates for the provision of certain benefits provided to the Company’s employees. Pursuant to these agreements, in addition to the amounts disclosed in the consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated statements of cash flows, affiliates of The Cigna Group made payments to the Company of $157.6 million, $89.9 million and $63.3 million during the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, the Company made payments to affiliates of The Cigna Group of $23.4 million, $17.2 million, and $13.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.
11.Segment Reporting
The Company has one operating and reportable segment, which includes all virtual care program product offerings. The CODM manages the allocation of resources and assesses performance at the operating segment level.

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The CODM reviews information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM assesses performance and decides how to allocate resources based on components reported on the consolidated statement of operations including consolidated net loss. The CODM uses net loss to evaluate the return on assets and to determine investment opportunities related to development of new virtual care service offerings, new technologies, and platform enhancements. The CODM also uses net loss to monitor budget versus actual results.
The Company’s segment net loss and significant expenses for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$260,210	$169,800	$122,784
Cost of revenue (1)	89,271	66,923	52,813
Employee compensation (2)	129,036	111,221	105,646
Other segment items (3)	54,681	38,793	31,836
Consolidated net loss	$(12,778)	$(47,137)	$(67,511)
(1)Depreciation and amortization included in cost of revenue was $5.0 million, $4.2 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Employee compensation is part of research and development, sales and marketing and general and administrative expenses and includes salaries, share-based compensation expense, sales commissions, employee bonuses, benefits, and other employee-related expenses.
(3)Other segment items include third-party consulting services and professional services, software and infrastructure, hosting, marketing and advertising, and other income and other expenses.
All of the Company’s long-lived assets were located in the U.S., and all revenue was earned in the U.S. as of and for the years ended December 31, 2025, 2024 and 2023 .
12.Income Taxes
The Company’s losses before provision for income taxes during each period relate entirely to operations within the United States. The Company did not record a provision for income tax expense or benefit for the years ended December 31, 2025 and 2024 due to recurring losses and the maintenance of a full valuation allowance on its deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including to the treatment of research and development expenditures under Section 174, modifications to the business interest expense limitation, and updates to other business tax provisions. Certain provisions are effective beginning in 2025, while others are phased in through 2027. The Company has reflected the applicable provisions of the OBBBA in its income tax provision for the year ended December 31, 2025. In particular, the Company elected to recover previously capitalized domestic research and development expenditures ratably over 2025 and 2026 pursuant to newly enacted Section 174A. State conformity has been considered in material jurisdictions for purposes of determining the income tax provision.
The Company has adopted Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, on a prospective basis for the year ended December 31, 2025. See Note 2. Significant Accounting Policies - Adoption of New Accounting Standards for additional details on the adoption of ASU 2023-09.
The provision (benefit) for income taxes differs from the amount that would result by applying the federal income tax rate to income before income taxes, as follows (in thousands, except percentages):

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(2,437)	21.0%
State and local income taxes, net of federal income tax effect	—	—%
Federal R&D tax credits	(2,418)	20.8%
Stock compensation	(137)	1.2%
Other	501	(4.3)%
Change in valuation allowance	3,866	(33.3)%
World wide changes in unrecognized tax benefits	625	(5.4)%
Total	$—	—%

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Statutory rate	21.0%	21.0%
State tax	4.3%	4.3%
Credits	4.6%	2.3%
Stock compensation	(1.7)%	(2.0)%
Other	(0.2)%	(0.3)%
Change in valuation allowance	(27.8)%	(25.8)%
Total	—%	—%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$88,612	$79,341
Credit carryforwards	17,220	14,876
Fixed assets	85	287
Share-based compensation	2,741	1,751
Operating lease liability	—	102
Interest carryforwards	1,087	1,593
Section 174 research and development capitalization	8,889	17,526
Other accruals and reserves	7,369	6,376
Total deferred tax assets	126,003	121,852
Deferred tax liabilities:
Intangible assets	(2,222)	(2,233)
Operating lease right-of-use asset	—	(110)
Deferred costs	(3,048)	(3,015)
Total deferred tax liabilities	(5,270)	(5,358)
Valuation allowance	(120,733)	(116,494)
Deferred taxes, net of valuation allowance	$—	$—

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In determining the need for a valuation allowance, the Company reviewed both positive and negative evidence pursuant to ASC 740, Income Taxes, including current and historical results of operations, future income projections, and potential tax planning strategies. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025, which limits the Company’s ability to rely on subjective evidence such as its projections for future growth. Based on this evaluation, the Company concluded that it is not more likely than not that its’s deferred tax assets will be realized and, accordingly, a full valuation allowance has been recorded as of December 31, 2025, 2024, and 2023. A reconciliation of the beginning and ending amount of the valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance, beginning of period	$(116,494)	$(103,517)	$(86,334)
Additions	(4,239)	(12,977)	(17,183)
Valuation allowance, end of period	$(120,733)	$(116,494)	$(103,517)
As of December 31, 2025, 2024, and 2023 the Company had tax net operating loss carryforwards and tax credit carryforwards as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net operating loss carryforwards, federal	$358,221	$317,173	$306,885
Net operating loss carryforwards, state	219,928	206,626	203,782
Tax credit, federal	15,802	13,384	10,616
Tax credit, state	8,802	7,933	7,056
As of December 31, 2025, the Company had $358.2 million of federal and $219.9 million of state net operating loss carryforwards available to offset future taxable income. Carryforwards generated in tax years ended December 31, 2017 and prior will expire in varying amounts beginning in 2031 for federal and state purposes. Carryforwards generated in the tax year ended December 31, 2018 and future years do not expire for federal purposes.
As of December 31, 2025, the Company had federal and state research and development tax credits of $15.8 million and $8.8 million, respectively. If not utilized, the federal research and development credits will expire in 2031. The California research and development credits can be carried forward indefinitely.
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. In the event the Company should experience an ownership change, as defined, utilization of its net operating loss carryforwards and tax credits could be limited.
As of December 31, 2025, the total amount of unrecognized tax benefits, excluding interest and penalties, was $6.0 million, none of which would impact the effective tax rate if recognized. The Company’s policy is to include interest and penalties with its provision for income taxes. For the year ended December 31, 2025, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate any significant changes to its unrecognized tax positions within the next twelve months.
A reconciliation of the beginning and ending amount of the Company’s unrecognized tax benefits during the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

OMADA HEALTH, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	5,173	4,262	$3,528
Increases related to current year tax positions	803	911	791
Lapse of the applicable statute of limitations	—	—	(57)
Reductions for tax positions of prior years	(19)	$—	$—
Balance, end of period	$5,957	$5,173	$4,262
The Company files tax returns in the U.S. federal and California tax jurisdictions. The federal and state income tax returns from inception to December 31, 2021 remain subject to examination.
13.Net Loss Per Share Attributable to Common Stockholders
The Company follows the two-class method when computing net loss per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per share of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The holders of the Company’s redeemable convertible preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis. The holders of the Company’s redeemable convertible preferred stock are not contractually obligated to participate in the Company’s losses. Refer to Note 8 for further details on the redeemable preferred stock conversion at the IPO.
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive.
For the calculation of diluted net loss per share, net loss per share attributable to common stockholders for basic net loss per share is adjusted by the effect of dilutive securities, including awards under the 2011 Plan and 2025 Plan. Diluted net loss per share attributable to common stockholders is computed by dividing the resulting net loss attributable to common stockholders by the weighted-average number of fully diluted common shares outstanding. For the years ended December 31, 2025, 2024, and 2023, the Company’s potentially dilutive shares relating to stock options, RSUs, redeemable convertible preferred stock, redeemable convertible preferred stock warrants, and common stock warrants were not included in the computation of diluted net loss per share as the effect of including these shares in the calculation would have been anti-dilutive.
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(12,778)	$(47,137)	$(67,511)
Denominator:
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,639	7,721	7,091
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(6.11)	$(9.52)
As the Company was in a loss position for the years ended December 31, 2025, 2024, and 2023, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per-share calculations because they would have been anti-dilutive were as follows (in thousands):

	As of December 31,
	2025	2024	2023
Redeemable convertible preferred stock on an as-converted basis	-	39,406	39,406
Common stock options outstanding	10,874	11,069	10,216
RSUs outstanding	928	-	-
Redeemable convertible preferred stock warrants on an as-converted basis	-	259	259
Common stock warrants	-	43	43
Total	11,802	50,777	49,924
13. Subsequent Events
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2025, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our consolidated balance sheets as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of years in the three-year period ended December 31, 2025, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with GAAP.
Previously Disclosed Material Weaknesses

As disclosed in the section titled “Risk Factors”, during fiscal year 2025, with the oversight of the Audit Committee of the Board of Directors, the Company began implementing a remediation plan to address the material weaknesses identified as of December 31, 2025 and 2024 related to (i) inadequate segregation of duties within the Company’s financial reporting process, leading to certain duties being performed by the same individuals, (ii) an insufficient complement of personnel with an appropriate level of technical knowledge to properly account for significant transactions, and (iii) inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries. The Company expanded its finance and accounting team, including hiring a number of additional individuals with the requisite technical accounting and finance knowledge and experience to assist with the enhancement and implementation of internal control policies and procedures related to the accounting matters in our business. Furthermore, we have engaged third-party resources with the appropriate technical knowledge and experience to assist with the implementation and assessment of related internal controls.
As dedicated resources have been onboarded to address the previously disclosed material weaknesses, we believe we are now able to conduct an effective process that is responsive to changes in the Company’s operating environment and business. These dedicated resources have allowed us to (1) implement enhanced process-level controls around the technical accounting for the timely resolution of accounting issues in non-routine or complex transactions and (2) implement additional information technology procedures and entity level controls to ensure a greater degree of segregation of duties and refining processes for user access within financial reporting systems. Management has determined that these enhancements to our process-level, entity-level, and information technology controls, are operating effectively and consider the previously identified material weaknesses related to (i) inadequate segregation of duties within the Company’s financial reporting process and (ii) insufficient complement of personnel with an appropriate level of technical knowledge to properly account for significant transactions to be each remediated as of December 31, 2025.
Despite the progress discussed above, during 2025 there were several matters that hindered our ability to fully remediate the previously identified material weakness related to inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries. These include:

1)We experienced significant growth in our market offerings, and our business operations, which has resulted in an increase in the volume of transactions that require formalized controls that we were not able to implement in timely manner.
2)The onboarding of new accounting and finance personnel in 2025 to address the prior year material weaknesses resulted in delays in the timeliness of executing controls, or controls activities were performed without a sufficient amount of time to validate their operating effectiveness. We believe that these added resources and the implementation of newly designed controls require additional time to demonstrate operating effectiveness.
While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weakness related to inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries, will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
2026 Remediation Plans

Management’s remediation plan to address the material weakness existing as of December 31, 2025 related to inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries, includes the following:

•Continuing to hire qualified technical accounting and financial reporting personnel with public company experience to perform control activities;
•Continuing the process of implementing, enhancing, and formalizing control activities related to significant accounts and disclosures; and
•Investing in additional technology infrastructure and refinement to enhance monitoring of financial transactions and exceptions and to promote related data integrity.
As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weakness, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures we are taking in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if any, will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement and is incorporated herein by reference.
We adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer, controller, and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at https://investors.omadahealth.com/corporate-governance/documents-charters. We intend to disclose future amendments to, or waivers of, our Code of Conduct, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings.
Our Board has adopted an Insider Trading Policy applicable to trading in the Company’s securities. The Insider Trading Policy applies to all directors, officers, employees and agents (such as consultants and independent contractors) of the Company. The full text of our Insider Trading Policy can be found in Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
See the Exhibit Index attached to this Annual Report on Form 10-K, which Exhibit Index is incorporated herein by reference.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Restated Certificate of Incorporation	8-K	6/9/2025	3.1

3.2	Amended and Restated Bylaws	8-K	6/9/2025	3.2

4.1	Form of Common Stock Certificate	S-1	5/9/2025	4.2

4.2	Description of Securities				X

4.3	Amended and Restated Investors’ Rights Agreement, dated December 22, 2021, by and among Omada Health, Inc. and the investors listed therein	S-1	5/9/2025	4.3

10.1(a)†^	Services Agreement, dated as of February 1, 2018, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company	S-1	5/9/2025	10.3(a)

10.1(b)†	Amendment No. 1 to Services Agreement, dated as of February 1, 2018, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company	S-1	5/9/2025	10.3(b)

10.2(a)†^	Master Services Agreement, dated January 1, 2020, by and between Express Scripts Holding Company, Inc. and Omada Health, Inc.	S-1	5/9/2025	10.4(a)

10.2(b)†
Amendment No. 1 to Master Services Agreement, dated as of July 22, 2021, by and between Evernorth Health, Inc., f/k/a Express Scripts Health and Welfare Plan and Express Scripts Holding Company, Inc. (f/k/a ESHC), and Omada Health, Inc.
		S-1	5/9/2025	10.4(b)

10.2(c)†	Amendment No. 2 to Master Services Agreement, dated as of February 14, 2023, by and between Evernorth Health, Inc., f/k/a Express Scripts Holding Company, Inc., and Omada Health, Inc.	S-1	5/9/2025	10.4(c)

10.2(d)	Amendment No. 3 to Master Services Agreement, dated as of October 29, 2025, by and between Evernorth Health, Inc., f/k/a Express Scripts Holding Company, Inc., and Omada Health, Inc.				X

10.3(a)†^	Administrative Services Agreement, dated as of January 1, 2020, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company	S-1	5/9/2025	10.5(a)

10.3(b)†	Amendment No. 1 to Administrative Services Agreement, dated as of April 6, 2021, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company	S-1	5/9/2025	10.5(b)

10.3(c)†	Amendment No. 2 to Administrative Service Agreement, dated as of March 7, 2022, by and between Omada Health, Inc. and Cigna Health and Life Insurance Company	S-1	5/9/2025	10.5(c)

10.4†^	Administrative Services Agreement, dated as of December 13, 2022, by and between Omada Health, Inc. and Allegiance Benefit Plan Management, Inc.	S-1	5/9/2025	10.6

10.5(a)†^	Ancillary Services Agreement, dated as of May 31, 2018, by and between Omada Health, Inc. and Cigna Health Corporation	10-Q	5/9/2025	10.5(a)

10.5(b)†	Amendment No. 1 to Ancillary Services Agreement, dated as of January 1, 2019, by and between Omada Health, Inc. and Cigna Health Corporation	S-1	5/9/2025	10.7(b)

10.5(c)†	Amendment No. 2 to Ancillary Services Agreement, dated as of January 16, 2019, by and between Omada Health, Inc. and Cigna Health Corporation	S-1	5/9/2025	10.7(c)

10.5(d)†	Amendment No. 3 to Ancillary Services Agreement, dated as of January 1, 2020, by and between Omada Health, Inc., and Cigna Health Corporation	S-1	5/9/2025	10.7(d)

10.5(e)	Amendment No. 4 to Ancillary Services Agreement, effective as of June 1, 2025, by and between Omada Health, Inc. and Cigna Health Corporation	S-1/A	5/29/2025	10.7(e)

10.5(f)†	Amendment No. 5 to Ancillary Services Agreement, effective as of January 1, 2026, by and between Omada Health, Inc. and Cigna Health Corporation				X

10.6(a)#	2011 Stock Plan	S-1	5/9/2025	10.8(a)

10.6(b)#	Form Agreements under 2011 Stock Plan	S-1/A	5/29/2025	10.8(b)

10.7(a)#	2025 Incentive Award Plan	S-1/A	5/29/2025	10.9(a)

10.7(b)#	Form Agreements under 2025 Incentive Award Plan	S-1	5/9/2025	10.9(b)

10.8#	Non-Employee Director Compensation Program (as amended August 28, 2025)	10-Q	11/7/2025	10.1

10.9#	2025 Employee Stock Purchase Plan	S-1/A	5/29/2025	10.10

10.10#	Form of Indemnification Agreement for Directors and Officers	S-1	5/9/2025	10.12

10.11#	Offer Letter, by and between Omada Health, Inc. and Steve Cook	S-1	5/9/2025	10.13

10.12#	Offer Letter, by and between Omada Health, Inc. and Wei-Li Shao	S-1	5/9/2025	10.14

10.13#	Form of Change in Control and Severance Agreement for Officers	S-1	5/9/2025	10.15

19.1	Omada Health, Inc. Insider Trading Policy				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm				X

24.1	Power of Attorney (included in the signature page hereto)				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Omada Health, Inc. Policy for Recovery of Erroneously Awarded Compensation				X

101
The following financial information from Omada, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
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
#Indicates management contract or compensatory plan.
*The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Omada Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

OMADA HEALTH, INC.

	By:	/s/ Sean Duffy
Date: March 6, 2026		Sean Duffy Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean Duffy and Steve Cook, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Sean Duffy	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2026
Sean Duffy

/s/ Steve Cook	Chief Financial Officer (Principal Financial Officer)	March 6, 2026
Steve Cook

/s/ Craig Gracey	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2026
Craig Gracey

/s/ Jeryl Hilleman	Director	March 6, 2026
Jeryl Hilleman

/s/ Anne Beal	Director	March 6, 2026
Anne Beal, M.D., M.P.H.

/s/ Trevor Fetter	Director	March 6, 2026
Trevor Fetter

/s/ Sachin Jain	Director	March 6, 2026
Sachin Jain, M.D.

/s/ Julie Klapstein	Director	March 6, 2026
Julie Klapstein

/s/ Jonathan Root	Director	March 6, 2026
Jonathan Root, M.D.

/s/ Adam Stavisky	Director	March 6, 2026
Adam Stavisky