Form 10-Q
period 2026-03-31
Omada Health, Inc.
filed 2026-05-08
CIK 1611115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒

The registrant had 59,448,507 shares of common stock, $0.001 par value per share, outstanding as of May 5, 2026.

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

Item 1. Financial Statements (unaudited)
OMADA HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data, unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$211,765	$222,036
Accounts receivable, net (1)	39,985	34,585
Inventory	3,831	4,486
Deferred commissions, current	4,019	3,539
Prepaid expenses and other current assets (2)	9,827	8,288
Total current assets	269,427	272,934
Property and equipment, net	8,455	7,942
Deferred commissions, non-current	9,475	8,711
Intangible assets, net	1,975	2,414
Goodwill	13,240	13,240
Other assets	226	165
Total assets	$302,798	$305,406

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (3)	$8,100	$10,276
Accrued expenses and other current liabilities (4)	31,227	40,392
Deferred revenue (5)	29,353	25,058
Total current liabilities	68,680	75,726
Other liabilities, non-current	-	-
Total liabilities	68,680	75,726
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value per share; 750,000 and 750,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 59,240 and 58,429 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	59	58
Additional paid-in capital	693,773	686,366
Accumulated deficit	(459,714)	(456,744)
Total stockholders’ equity	234,118	229,680
Total liabilities and stockholders’ equity	$302,798	$305,406
(1)Includes amounts from a related party of $25.8 million and $22.8 million as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes amounts from a related party of $0.5 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively.
(3)Includes amounts from a related party of $0 and $1.0 million as of March 31, 2026 and December 31, 2025, respectively.
(4)Includes amounts from a related party of $6.9 million and $4.9 million as of March 31, 2026 and December 31, 2025, respectively.
(5)Includes amounts from a related party of $22.2 million and $18.8 million as of March 31, 2026 and December 31, 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per-share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Services (1)	$69,594	$49,496
Hardware (2)	8,454	5,467
Total revenue	78,048	54,963
Cost of revenue
Services (3)	14,449	12,744
Hardware	14,906	10,319
Total cost of revenue	29,355	23,063
Gross profit	48,693	31,900
Operating expenses
Research and development (4)	12,697	8,806
Sales and marketing (5)	26,787	20,170
General and administrative (6)	13,990	11,320
Total operating expenses	53,474	40,296
Operating loss	(4,781)	(8,396)
Other income (expense), net
Interest expense	(18)	(1,074)
Interest income	1,829	542
Change in fair value of warrant liabilities	-	(520)
Total other income (expense), net	1,811	(1,052)
Loss before provision for income taxes	(2,970)	(9,448)
Provision for income taxes	-	-
Net loss and comprehensive loss	$(2,970)	$(9,448)

Net loss per share - basic and diluted	$(0.05)	$(1.15)

Weighted-average shares outstanding - basic and diluted	58,923	8,241
(1)Includes amounts from a related party of $46.0 million and $29.9 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes amounts from a related party of $5.1 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Includes amounts from a related party of $1.3 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(4)Includes amounts from a related party of $0.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
(5)Includes amounts from a related party of $8.4 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively.
(6)Includes amounts from a related party of $0.5 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Three Months Ended March 31, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	-	$-	58,429	$58	$686,366	$(456,744)	$229,680
Issuance of common stock upon exercise of stock options	-	-	781	1	3,246	-	3,247
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for employee taxes	-	-	30	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	-	-	(127)	-	(127)
Share-based compensation expense	-	-	-	-	4,288	-	4,288
Net loss and comprehensive loss	-	-	-	-	-	(2,970)	(2,970)
Balance as of March 31, 2026	-	$-	59,240	$59	$693,773	$(459,714)	$234,118

	Three Months Ended March 31, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	118,219	$449,034	8,157	$8	$59,555	$(443,966)	$(384,403)
Issuance of common stock upon exercise of stock options	-	-	205	-	919	-	919
Share-based compensation expense	-	-	-	-	2,883	-	2,883
Net loss and comprehensive loss	-	-	-	-	-	(9,448)	(9,448)
Balance as of March 31, 2025	118,219	$449,034	8,362	$8	$63,357	$(453,414)	$(390,049)
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(2,970)	$(9,448)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,508	1,333
Share-based compensation	4,209	2,844
Loss on disposal of property and equipment	2	1
Amortization of debt issuance costs	-	109
Non-cash operating lease expense	-	189
Change in fair value of warrant liabilities	-	520
Provision for credit losses (1)	806	631
Amortization of deferred commissions	958	734
Changes in operating assets and liabilities
Accounts receivable (2)	(6,206)	(6,496)
Inventory	655	254
Prepaid expenses and other current assets (3)	(1,539)	(595)
Deferred commissions	(2,202)	(1,200)
Other non-current assets	(61)	54
Accounts payable (4)	(2,124)	283
Operating lease liabilities	-	(206)
Accrued expenses and other current liabilities (5)	(9,165)	(8,425)
Deferred revenue (6)	4,295	3,256
Other non-current liabilities	-	44
Net cash used in operating activities	(11,834)	(16,118)

Investing activities
Purchases of property and equipment	(78)	(315)
Capitalized internal-use software costs	(1,479)	(934)
Net cash used in investing activities	(1,557)	(1,249)

Financing activities
Proceeds from exercise of stock options	3,247	919
Taxes paid related to net share settlement of equity awards	(127)	-
Payment of deferred offering costs	-	(547)
Net cash provided by financing activities	3,120	372

Net decrease in cash and cash equivalents	(10,271)	(16,995)
Cash and cash equivalents at beginning of period	222,036	76,392
Cash and cash equivalents at end of period	$211,765	$59,397
(1)Includes changes in related party balances of less than $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes changes in related party balances of $3.0 million and $4.2 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Includes changes in related party balances of $0.1 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
(4)Includes changes in related party balances of $1.0 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
(5)Includes changes in related party balances of $2.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(6)Includes changes in related party balances of $3.4 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18	$896

Supplemental disclosure of noncash investing and financing activities
Share-based compensation expense capitalized in internal-use software	$79	$39
Unpaid deferred offering costs included in accounts payable	-	494
Unpaid property and equipment included in accounts payable	13	68

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) have been omitted or condensed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, the unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 6, 2026.
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
The condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 include assets of the consolidated VIE, which can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE. As of March 31, 2026, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.8 million, and liabilities of the consolidated VIE totaled $0.2 million. As of December 31, 2025, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.8 million, and liabilities of the consolidated VIE totaled $0.2 million.

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
Initial Public Offering
On June 9, 2025, the Company completed its initial public offering (the “IPO”) of 9,085,000 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase from the Company 1,185,000 shares of the Company’s common stock, at a price to the public of $19.00 per share. The gross proceeds to the Company from the IPO were $172.6 million and the net proceeds amounted to $151.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Immediately prior to the closing of the IPO, each outstanding share of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, including shares of redeemable convertible preferred stock issued upon the exercise of Series B and Series D redeemable convertible preferred stock warrants, converted into one-third of a share of the Company’s common stock (see Note 6 for additional information).
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expense during the reporting period. The Company’s significant estimates and assumptions made in the accompanying condensed consolidated financial statements include, but are not limited to, determining standalone selling price for performance obligations in contracts with customers and variable consideration, the period of benefit for deferred commissions, the fair value of common stock warrants, the fair value of redeemable convertible preferred stock warrants, the valuation and assumptions underlying share-based compensation including the per-share fair value of the Company’s common stock prior to the Company’s IPO, the assessment of useful life and recoverability of long-lived assets, the valuation of deferred tax assets, and reserves for uncertain tax positions. By their nature, estimates are subject to an inherent degree of uncertainty and actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from the audited consolidated financial statements for the fiscal year ended December 31, 2025, included in the Annual Report.
Segment and Geographic Information
The Company considers operating segments to be components of the Company for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information on a consolidated basis to make decisions about how to allocate resources and how to measure the Company’s performance. The Company has determined that it has one operating and reportable segment (refer to Note 9 for additional information).

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers and channel partners to which the Company makes substantial sales. Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of March 31, 2026 and December 31, 2025, or 10% or more of revenue for the three months ended March 31, 2026 and 2025 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Partner A	27%	21%	33%	31%
Partner B	37%	45%	33%	29%
Partner A and Partner B are each affiliates of The Cigna Group (refer to Note 8 for additional information).

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
Contract Assets
Contract assets include amounts related to the Company’s enforceable right to consideration for completed performance obligations that cannot be invoiced yet under the terms of the contract. Contract assets relate primarily to hardware revenue that is recognized upon shipment and has not yet been invoiced. The contract assets are reclassified to accounts receivable, net when the rights to payment become unconditional. As of March 31, 2026 and December 31, 2025, the Company had $1.4 million and $0.6 million short-term contract assets, respectively, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of the delivery or completion of the services. Deferred revenue associated with upfront payments for enrollment is generally recognized over the estimated benefit period to the member of twelve months. As of March 31, 2026 and December 31, 2025, deferred revenue was classified as a current liability based on the anticipated recognition period of twelve months or less. During the three months ended March 31, 2026, the Company recognized revenue of $12.9 million that was included in the deferred revenue balance at the beginning of the year.
New Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statement disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope for interim reporting guidance. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. Early adoption is permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statement disclosures.
3.Fair Value Measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$196,003	$-	$-	$196,003
Total	$196,003	$-	$-	$196,003

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$206,018	$-	$-	$206,018
Total	$206,018	$-	$-	$206,018

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Level 3 liabilities that were measured at fair value on a recurring basis consisted of Series B and D redeemable convertible preferred stock warrant liabilities and common stock warrant liabilities associated with warrants issued in connection with the Company’s financing arrangements that were cashless exercised and converted to the Company’s common stock during the year ended December 31, 2025. The Company recognized losses on the changes in the fair value of convertible preferred stock warrants and common stock warrants of $0.5 million during the three months ended March 31, 2025. No preferred stock warrant liabilities remained outstanding as of March 31, 2026.
The Company recognizes transfers among Level 1, Level 2, and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. There were no transfers between fair value measurement levels during the periods presented.
4.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Billed accounts receivable	$13,604	$13,563
Unbilled accounts receivable	27,849	22,182
Allowance for credit losses	(1,468)	(1,160)
Total accounts receivable, net	$39,985	$34,585
A roll forward of the Company’s allowance for credit losses is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$(1,160)	$(1,985)
Provision for credit losses, net	(806)	(631)
Other adjustments and write-offs	498	513
Balance at end of period	$(1,468)	$(2,103)
Inventory
Inventory is comprised of finished goods inventory. There was no reserve for excess and obsolete inventory recorded as of March 31, 2026 and December 31, 2025.
5.Commitments and Contingencies
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

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Indemnification
In the ordinary course of business, the Company includes in its agreements indemnification provisions of varying scope and terms pursuant to which it agrees to indemnify customers, channel partners, suppliers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. The term of these indemnification provisions generally survive the termination of the agreements indefinitely. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. No demands have ever been made upon the Company to provide indemnification under such agreements, and there are no claims under those indemnification terms that the Company is aware of that could have a material effect on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows. Accordingly, the Company had no liabilities recorded for these provisions as of March 31, 2026 and December 31, 2025.
Other Commitments
Other contractual commitments primarily consist of technology and cloud services related to the Company’s daily business operations. As of March 31, 2026, future minimum payments under the Company’s non-cancellable purchase commitments, for the years ended December 31, were as follows (in thousands):

Remainder of 2026	$4,433
2027	3,692
2028	1,778
2029	-
2030	-
Thereafter	-
Total	$9,903
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
6.Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Common and Preferred Stock
In connection with the closing of its IPO, on June 9, 2025, the Company’s restated certificate of incorporation was amended and restated to authorize 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of March 31, 2026.
The total shares of the Company’s common stock reserved for issuance on an as-converted basis are as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Outstanding RSUs	3,751	928
Common stock options outstanding	10,093	10,874
Common stock shares available for future grants	4,107	3,973
Shares available for purchase under the ESPP	1,706	1,121
Total shares of common stock reserved	19,657	16,896
Redeemable Convertible Preferred Stock
The Company previously issued shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO on June 9, 2025, all 118,218,801 shares of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, excluding shares issued upon the exercise of Series B and Series D convertible redeemable preferred stock warrants disclosed below, converted into an aggregate of 39,406,221 shares of the Company’s common stock (after adjusting the conversion ratios of the redeemable convertible preferred stock to give effect to the Reverse Stock Split), and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Following the IPO and as of March 31, 2026, no shares of redeemable convertible preferred stock were outstanding.

Redeemable Convertible Preferred Stock and Common Stock Warrants
The Company previously issued common and redeemable convertible preferred stock warrants in connection with certain notes payable and debt financing transactions. Following the closing of our IPO, all outstanding warrants were exercised. As of March 31, 2026 and December 31, 2025, no redeemable convertible preferred stock warrants or common stock warrants were outstanding.
As of March 31, 2025, the Company had outstanding warrants to purchase shares of the Company’s common stock and outstanding warrants to purchase shares of the Company’s Series B and Series D redeemable convertible preferred stock that were classified as liabilities. The change in fair value for the three months ended March 31, 2025 resulted in a loss of $0.5 million for all three instruments.
7.Share-Based Compensation
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
2025 Equity Incentive Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1. Under the 2025 Plan, 5,045,541 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other stock-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2025 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2011 Plan (“Prior Plan Awards”) that become available for issuance under the applicable counting provisions following the effective date of the 2025 Plan and (ii) an annual increase on the first day of each calendar year beginning in calendar year 2026 and ending in calendar year 2035, equal to the lesser of (A) 5% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 15,136,624 shares of common stock may be issued upon the exercise of incentive stock options (“ISOs”). Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2025 Plan. The term of any stock option granted under the 2025 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. In conjunction with the effectiveness of the 2025 Plan, the 2011 Plan terminated, and no further awards will be granted under the 2011 Plan, although all outstanding awards under the 2011 Plan will continue to be governed by their existing terms. As of March 31, 2026 and December 31, 2025, 4,107,292 and 3,973,135 shares were available for future issuance pursuant to the 2025 Plan, respectively.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2025 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1,121,231 shares of the Company’s common stock. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Such payroll deductions will be expressed as a whole number percentage, and the accumulated deductions will be applied to the purchase of shares of common stock on each purchase date. However, a participant may not purchase more than 666 shares of common stock in each offering period and may not subscribe for more than $25,000 in fair market value of shares of common stock (determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period. Unless otherwise determined by the Company's board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first date of an offering or on the purchase date. The length of the offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. The number of shares of the Company's common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2026 and continuing through December 31, 2035, by the lesser of (i) 1% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 6,727,388 shares of common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. As of March 31, 2026 and December 31, 2025, 1,706,431 and 1,121,231 shares were available for future issuance pursuant to the ESPP, respectively. As of March 31, 2026 the first offering period under the ESPP had not commenced.
Stock-based Compensation Expense
A summary of share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Services cost of revenue	$62	$38
Research and development	739	495
Sales and marketing	1,438	730
General and administrative	1,970	1,581
Total share-based compensation expense	$4,209	$2,844
As of March 31, 2026, there was approximately $15.5 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the weighted-average period of 2.4 years using the straight-line method.
The Company’s RSUs vest based on the terms in the grant agreements and generally vest ratably over a period of between one and four years from the vesting commencement date.
A summary of unvested RSUs as of March 31, 2026 is as follows (in thousands, except per-share amounts):

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	925	$20.09
Granted	2,955	13.56
Vested	(40)	18.87
Canceled/Forfeited	(92)	15.99
Unvested as of March 31, 2026	3,748	$15.04
As of March 31, 2026, there was approximately $53.6 million of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.8 years.
8.Related Party
Commercial Arrangements with Cigna and its Affiliates
The Company’s customers, channel partners, and vendors include affiliates of The Cigna Group, which beneficially owns more than 5% of the Company’s outstanding capital stock through Cigna Ventures, LLC. The Company has entered into agreements with these affiliates that, among other things, provide for the provision of the Company’s programs to eligible individuals covered by these affiliates and, in certain cases, for the provision of services by such affiliates in connection with the administration of the Company’s programs. The Company also has agreements with these affiliates for the provision of certain benefits provided to the Company’s employees. Pursuant to these agreements, in addition to the amounts disclosed in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows, affiliates of The Cigna Group made payments to the Company of $48.3 million and $31.0 million during the three months ended March 31, 2026 and 2025, respectively. Additionally, the Company made payments to affiliates of The Cigna Group of $7.9 million and $4.8 million during the three months ended March 31, 2026 and 2025, respectively.
9.Segment Reporting
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

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s segment net loss and significant expenses for the three months ended March 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$78,048	$54,963
Cost of revenue (1)	29,355	23,063
Employee compensation (2)	36,979	28,720
Other segment items (3)	14,684	12,628
Consolidated net loss	$(2,970)	$(9,448)
(1)Depreciation and amortization included in cost of revenue was $1.4 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
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
All of the Company’s long-lived assets were located in the U.S., and all revenue was earned in the U.S. as of December 31, 2025 and for the three months ended March 31, 2026 and 2025.
10.Income Taxes
The Company’s geographical distribution of its losses before provision for income taxes during each period relates to the U.S. The Company did not record a provision for income tax expense or benefit for the three months ended March 31, 2026 and 2025.
11.Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$(2,970)	$(9,448)
Denominator:
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted	58,923	8,241
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.05)	$(1.15)
As the Company was in a net loss position for the three months ended March 31, 2026 and 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per-share calculations because they would have been anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Redeemable convertible preferred stock on an as-converted basis	-	39,406
Common stock options outstanding	10,093	12,250
RSUs outstanding	3,751	-
Redeemable convertible preferred stock warrants on an as-converted basis	-	259
Common stock warrants	-	43
Total	13,844	51,958
12. Subsequent Events
The Company has evaluated subsequent events for recognition and measurement purposes through May 8, 2026, which is the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from management’s expectations as a result of various factors, including, but not limited to, those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
Overview
Our mission is to bend the curve. Our hope is that, one day, tomorrow’s epidemiologists will notice a bend in disease curves, wonder what might be happening, and conclude that part of that impact has been Omada. As part of that mission, we strive to inspire and enable people to make lasting health changes on their own terms. We launched our initial program in diabetes prevention and weight health in 2012, with the goal of showing that a virtual program could achieve the same clinical results as its in-person archetype. Today, we offer cardiometabolic programs for prediabetes, diabetes, hypertension, and high cholesterol; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in our cardiometabolic programs (“GLP-1 Care Tracks”); and behavioral health support across all programs. As of March 31, 2026, we had over 1,025,000 total members enrolled in one or more programs, surpassing one million total members for the first time.
Our virtual care programs are rooted in evidence and combine relationship-based, human-led clinical care with purpose-built technology. We call this approach Compassionate Intelligence. Our Care Teams, composed of health coaches, select relevant specialists, and licensed physical therapists, depending on the program, deliver healthcare to our members within the scope of their credentials. Our prescribing capability also incorporates third-party licensed obesity care providers for prescribing anti-obesity medications (“AOMs”) and related medication management, expanding the ways in which we can support customers and channel partners across a broader range of GLP-1 access models. Omada Care Teams are supported by our proprietary Care Team Platform that is purpose-built to magnify the impact of our Between-Visit Care model and drive operational excellence in a trusted and secure way. Broadly, our integrated technology platform supports activities across the entire lifecycle of our work with customers, channel partners, and members: from benefit eligibility confirmation and enrollment outreach to application and member onboarding, device management and fulfillment, member-facing tools and applications, Care Team tools, data capture and storage, and platform and billing infrastructure. The investments in our technology and Care Team Platform have enabled us to scale and serve over two million members since launch, while maintaining the ability to deliver an exceptional member experience, with high clinical quality and consistency.
Key Factors Affecting Our Performance
We believe that our future growth, success, and performance are dependent on many factors, including those set forth below. While these factors present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve our results of operations.
Acquisition of New Customers and Channel Partners
We believe there is substantial opportunity to further grow our base of customers and channel partners in our large addressable market. Historically, we have relied on a limited number of customers and channel partners, including employers, health plans, pharmacy benefit managers (“PBMs”), health systems, and government entities, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers, which can limit an end customer’s ability to continue purchasing our programs if the customer no longer works with a particular channel partner. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers.

We seek to grow our business by acquiring more covered lives across multiple buyer categories: selling to new customers and channel partners as well as expanding within our existing channel partners to new lines of business. Our diverse go-to-market strategy affords us flexibility to pursue growth via multiple distinct channels, including across PBM, health plan, and employer pathways, and through new channels and in lines of business where we have yet to place significant focus, such as Medicare Advantage.
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
Program Expansion within Existing Customer Base
We believe that the ability to grow the relative amount of revenue that we generate from existing customers is a key driver of long-term growth. We have seen significant expansion over time as existing customers and channel partners have added our newer programs, such as Diabetes, Hypertension, and Cholesterol, and we remain focused on driving multi-program adoption as a key growth lever. We believe that increased customer focus on GLP-1s and weight health may also support broader adoption of our cardiometabolic offerings over time. There is still opportunity to continue multi-condition expansion.
Member Enrollment
Having served over two million members since launch, there is still significant opportunity to enroll more members. We are focused on achieving higher enrollment rates by helping more customers and channel partners adopt our enrollment outreach best practices, including enabling Omada-led enrollment outreach campaigns, implementing strategies to reach individuals with known risk, and evaluating new enrollment strategies and channels.
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

	As of March 31,
	2026	2025
Total Members	1,025,000	679,000
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
Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 78% and 73% of our revenue for the three months ended March 31, 2026 and 2025, respectively.

Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of March 31, 2026 and December 31, 2025 or 10% or more of revenue as of and for the three months ended March 31, 2026 and 2025 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Partner A	27%	21%	33%	31%
Partner B	37%	45%	33%	29%
Each of these health plans or PBMs are affiliates of The Cigna Group.
Cost of Revenue
Cost of revenue consists of expenses that are directly related to or closely correlated to the delivery of our virtual care programs and member support. Cost of services revenue includes salaries, share-based compensation expense, bonuses, benefits, travel, and meals and entertainment expenses (collectively, “personnel costs”), data server management expense, hosting costs, connectivity fees for cellular devices, and the amortization of capitalized internal-use software and developed technology. Cost of hardware revenue includes equipment costs, shipping and logistics costs, and provisions for excess and obsolete inventory. Most of the devices delivered in connection with our programs are manufactured in the Dominican Republic and China and may be manufactured in other international markets in the future, and we expect that the prices of these devices may increase as a result of recent tariffs and any new or increased tariffs in the future. In addition, the war in Iran has resulted in modest increases to device-related costs to date due to increased shipping costs.
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
Other Income (Expense), Net
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
As of December 31, 2025, the Company remains subject to examination by U.S. federal and state taxing authorities for all tax years since inception, as net operating loss carryforwards remain subject to adjustment.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including changes to the treatment of research and development expenditures under Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”), modifications to the business interest expense limitation, and updates to depreciation rules, among others. Certain provisions are effective beginning in 2025, while others are phased in through 2027.
Under the OBBBA and newly enacted Section 174A of the Code, taxpayers may accelerate the recovery of previously capitalized domestic research and development expenditures that remained unamortized as of 2025, either entirely in 2025 or ratably over 2025 and 2026. We have elected to recover these costs ratably over 2025 and 2026 and recognized a deduction of approximately $36.1 million in 2025 to such expenditures.
Certain state jurisdictions have not conformed to the OBBBA or have adopted different approaches to the treatment of expenditures under Section 174 of the Code. We have considered the impact of state conformity in material jurisdictions for purposes of determining its income tax provision. The ultimate tax treatment of these items will be finalized upon the filing of our income tax returns.
Other provisions of the OBBBA, including changes to bonus depreciation and international tax rules, did not have a material impact on our consolidated financial statements due to taxable losses, a full valuation allowance on deferred tax assets, or inapplicability to our operations.

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue
Services	$69,594	$49,496
Hardware	8,454	5,467
Total revenue	78,048	54,963
Cost of revenue
Services(1)(2)(3)	14,449	12,744
Hardware	14,906	10,319
Total cost of revenue	29,355	23,063
Gross profit	48,693	31,900
Operating expenses
Research and development(1)(3)	12,697	8,806
Sales and marketing(1)(2)(3)	26,787	20,170
General and administrative(1)(3)	13,990	11,320
Total operating expenses	53,474	40,296
Operating loss	(4,781)	(8,396)
Other income (expense), net
Interest expense	(18)	(1,074)
Interest income	1,829	542
Change in fair value of warrant liabilities	-	(520)
Total other income (expense), net	1,811	(1,052)
Loss before provision for income taxes	(2,970)	(9,448)
Provision for income taxes	-	-
Net loss and comprehensive loss	$(2,970)	$(9,448)

(1)Includes share-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of services revenue	$62	$38
Research and development	739	495
Sales and marketing	1,438	730
General and administrative	1,970	1,581
Total share-based compensation expense	$4,209	$2,844

(2)Includes amortization of intangible assets as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of services revenue	$439	$439
Sales and marketing	—	63
Total amortization of intangible assets	$439	$502

(3)Includes depreciation and amortization as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Cost of services revenue	$980	$741
Research and development	32	18
Sales and marketing	36	27
General and administrative	21	45
Total depreciation and amortization(i)	$1,069	$831

(i)Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized internal-use software costs.

Percentage of Revenue Data

	Three Months Ended March 31,
	2026	2025

	(as a percentage of revenue)
Revenue
Services	89%	90%
Hardware	11	10
Total Revenue	100	100
Cost of revenue
Services	19	23
Hardware	19	19
Total cost of revenue	38	42
Gross profit	62	58
Operating expenses
Research and development	16	16
Sales and marketing	34	37
General and administrative	18	21
Total operating expenses	68	74
Operating loss	(6)	(16)
Other income (expense), net
Interest expense	—	(2)
Interest income	2	1
Change in fair value of warrant liabilities		(1)
Total other income (expense), net	2	(2)
Loss before provision for income taxes	(4)	(18)
Provision for income taxes	—	—
Net loss and comprehensive loss	(4)%	(18)%
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Services	$69,594	$49,496	$20,098	41%
Hardware	8,454	5,467	2,987	55%
Total revenue	$78,048	$54,963	$23,085	42%
Total revenue increased by $23.1 million, or 42%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Services revenue increased by $20.1 million, or 41%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by an increase of $24.1 million related to growth in total members due to acquisition of new customers and channel partners, sales of additional programs to our existing customers and continued progress in enrollment effectiveness, with the average number of total members during the three months ended March 31, 2026 increasing by 51% compared to the average for the three months ended March 31, 2025. The increase was partially offset by a $3.8 million aggregate decrease in average fees per member.
Hardware revenue increased by $3.0 million, or 55%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a 51% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered.
Cost of Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Services	$14,449	$12,744	$1,705	13%
Hardware	14,906	10,319	4,587	44%
Total cost of revenue	$29,355	$23,063	$6,292	27%
Total cost of revenue increased by $6.3 million, or 27%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Cost of services revenue increased by $1.7 million, or 13%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $0.9 million increase in personnel costs related to our Care Teams, reflecting additional care activities in onboarding the higher number of new members enrolled in our programs compared to the prior-year period, and a $0.6 million increase in technology infrastructure expenses.
Cost of hardware revenue increased by $4.6 million, or 44%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a 51% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, and fulfillment costs, which include tariffs, compared to the prior period.
Gross Profit and Gross Margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$48,693	$31,900	$16,793	53%
Gross margin	62.4%	58.0%		4.3ppt
Gross profit increased by $16.8 million, or 53%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, driven by a 51% increase in total members and by a decrease in personnel costs per total member needed to support enrolled members as a result of strategic efficiency initiatives such as improving the effectiveness of our Care Team interventions and Care Team time management (“Care Team efficiency initiatives”), as well as the expanded use of supporting technologies, such as tools that can surface helpful templates for our Care Team’s consideration in frequently recurring scenarios (“Care Team message support”).
Gross margin expanded by 4.3 percentage points for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives as well as the expanded use of supporting technologies, such as tools for Care Team message support.

Operating Expenses
Research and Development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Research and development	$12,697	$8,806	$3,891	44%
Research and development expenses increased by $3.9 million, or 44%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $3.5 million increase in personnel costs related to an increase in headcount and a $0.4 million increase in technology infrastructure expenses.
Sales and Marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$26,787	$20,170	$6,617	33%
Sales and marketing expenses increased by $6.6 million, or 33%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $2.7 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $2.1 million increase in personnel costs related primarily to an increase in headcount, a $1.2 million increase in other marketing programs and sales commissions, and a $0.6 million increase in third-party consulting and professional services.
General and Administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
General and Administrative	$13,990	$11,320	$2,670	24%
General and administrative expenses increased by $2.7 million, or 24%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a $2.4 million increase in personnel costs related to an increase in headcount and a $0.4 million increase in business insurance expenses, partially offset by a $0.5 million decrease in professional and outside services costs.
Other Income (Expense), Net
Interest Expense

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Interest Expense	$18	$1,074	$(1,056)	(98)%
Interest expense decreased by $1.1 million, or 98%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to the extinguishment of our financing arrangements with MidCap Funding IV Trust on July 31, 2025, as discussed in “Liquidity and Capital Resources” below.

Interest Income

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Interest Income	$1,829	$542	$1,287	237%
Interest income increased by $1.3 million, or 237%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Change in Fair Value of Warrant Liabilities

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of warrant liabilities	$—	$520	$(520)	(100)%
The change in fair value of warrant liabilities decreased by $0.5 million, or 100%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by the cashless exercise of the convertible preferred stock and common stock warrants during the year ended December 31, 2025.
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
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from issuance of our redeemable convertible preferred stock and common stock, debt financing agreements, and cash generated from the sale of our products and services. On June 9, 2025, we completed our IPO and received proceeds of approximately $151.6 million, after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $211.8 million and working capital of $200.7 million. Cash and cash equivalents are composed of cash held in sweep accounts, checking accounts, and money market funds. Our principal use of cash is to fund our operations and invest in R&D to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past, as reflected in our accumulated deficit of $459.7 million as of March 31, 2026. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and R&D expenditures, the continuing market acceptance of our products and services, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and on acceptable terms, our business, results of operations, and financial condition could be materially and adversely affected. In June 2023, we entered into a financing arrangement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent, MidCap Financial Trust, as term loan servicer, certain funds managed by MidCap, as lenders, and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”), for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million available for draw from October 2024 through March 2025 and a revolving line of credit facility (the “MidCap Revolving Facility”).
On July 31, 2025, we used a portion of the IPO proceeds to fully repay outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(11,834)	$(16,118)
Net cash used in investing activities	$(1,557)	$(1,249)
Net cash provided by financing activities	$3,120	$372
Operating Activities
Our largest source of operating cash flows is cash collections from our customers who purchase access to our programs for their members. Our primary use of cash in operating activities is for personnel and related expenses, marketing expenses, and third-party hosting and software costs. We have incurred negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of redeemable convertible preferred stock and common stock, and proceeds from debt financing arrangements.
Net cash used in operating activities during the three months ended March 31, 2026 of $11.8 million was the result of a $3.0 million net loss, adjusted for $7.5 million of non-cash adjustments and $16.3 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $4.2 million of share-based compensation expense, $1.5 million of depreciation and amortization expense, $1.0 million of amortization of deferred commissions, and a $0.8 million increase in the provision for credit losses. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $9.2 million decrease in accrued expenses and other current liabilities, a $6.2 million increase in accounts receivable, a $2.2 million increase in deferred commissions, a $2.1 million decrease in accounts payable, a $1.5 million increase in prepaid and other current assets, and a $0.1 million increase in other non-current assets, partially offset by a $4.3 million increase in deferred revenue and a $0.7 million decrease in inventory.
Net cash used in operating activities during the three months ended March 31, 2025 of $16.1 million was the result of a $9.4 million net loss, adjusted for $6.4 million of non-cash adjustments and $13.0 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments primarily consisted of $2.8 million in share-based compensation expense, $1.3 million of depreciation and amortization expense, $0.7 million of amortization of deferred commissions, $0.6 million in provision for credit losses, $0.5 million in fair value of warrant liabilities, $0.2 million of amortization of operating lease right-of-use assets, and $0.1 million of amortization of debt issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $8.4 million decrease in accrued expenses and other current liabilities, a $6.5 million increase in accounts receivable, a $1.2 million increase in deferred commissions, a $0.6 million increase in prepaid and other current assets, and a $0.2 million decrease in operating lease liabilities, partially offset by a $3.3 million increase in deferred revenue, a $0.3 million decrease in inventory, and a $0.3 million increase in accounts payable.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 of $1.6 million was the result of capitalized internal-use software costs of $1.5 million and purchases of property and equipment of $0.1 million.
Net cash used in investing activities during the three months ended March 31, 2025 of $1.2 million was the result of purchases of property and equipment of $0.3 million and capitalized internal-use software costs of $0.9 million.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 of $3.1 million was the result of $3.2 million of proceeds from the exercise of stock options, partially offset by $0.1 million of taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities for the three months ended March 31, 2025 of $0.4 million was the result of $0.9 million of proceeds from the exercise of stock options, partially offset by $0.5 million of payments for deferred offering costs.
Contractual Obligations and Other Commitments
Purchase commitments. Our unconditional purchase commitments primarily consist of technology and cloud services related to our daily business operations. As of March 31, 2026, we had $4.4 million of unconditional purchase commitments due in 2026 and $5.5 million due in 2027 and thereafter. The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures as of the date of the financial statements, as well as reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $211.8 million as of March 31, 2026 and $222.0 million as of December 31, 2025. Our cash and cash equivalents consist of cash held in sweep accounts, checking accounts, and money market funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we currently anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of March 31, 2026. We may be exposed to further interest rate risk if we revise our strategy to invest in longer-term securities in the future.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, we previously identified a material weakness in our internal control over financial reporting related to inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries. We have concluded that this material weakness existed because we did not have the necessary business processes, systems, personnel, and related internal controls. The deficiency identified did not result in a material misstatement to our financial statements.
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
We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated the design and effectiveness over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weakness in our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures we are taking in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations, and prospects. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Quarterly Report on Form 10-Q. The occurrence of any of the events or developments described below could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and prospects. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
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

•Our programs may result in member harm or injury.

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
We have incurred net losses since our inception, and we may incur net losses in the future. For the three months ended March 31, 2026 and 2025, we incurred net losses of $3.0 million and $9.4 million, respectively, and for the year ended December 31, 2025, we incurred net losses of $12.8 million. As of March 31, 2026, we had an accumulated deficit of $459.7 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to consistently achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent, and intend to continue to spend, significant funds to develop our programs, to develop our customer support resources, to scale our offerings, and to recruit and retain key talent. Some of these investments may not yield the revenue gains we anticipate and reduce our operating margin. If our investments are not successful, and if we are unable to successfully develop, commercialize, and market our programs to customers and channel partners, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses in any particular period, we will not be able to achieve profitability in that period or maintain profitability in the future.

The failure of our programs to achieve and maintain market acceptance could result in us achieving sales below our expectations, which would cause our business, financial condition, results of operations, and prospects to be materially and adversely affected.
Our current business strategy is highly dependent on our programs achieving and maintaining market acceptance. Market acceptance and adoption of our programs depend on our achieving and maintaining meaningful member engagement, clinical outcomes, and cost savings, and on educating employers, health plans, PBMs, health systems, government entities, and other customers and channel partners as to the distinct features, ease-of-use, and other perceived benefits of our programs as compared to competitive solutions and programs. If we are not successful in demonstrating to existing and potential customers and channel partners the benefits of our programs, or if we are not able to achieve the support of employers, health plans, PBMs, health systems, government entities, and other existing or potential customers or channel partners for our programs, our sales may decline, or we may fail to increase our sales in line with our forecasts.
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
The virtual care market is relatively new, unproven, and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand, customer acceptance, and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of our customers and channel partners and new lines of business. It is difficult to predict the future growth rate and size of our target market. The forecasts that we use to anticipate expected growth for our business and revenue rely on assumptions and metrics that are difficult to estimate accurately, including but not limited to anticipated enrollment rates, our number of enrolled members, our ability to secure and retain business from new customers and channel partners or to secure additional business from additional customers and channel partners, the anticipated timing of securing that business, member engagement levels in our programs, and member outcomes from our programs, and our assumptions and estimates may not be accurate. In addition, the estimates of market opportunity and forecasts of market growth included in the documents we file or furnish with the Securities and Exchange Commission (the “SEC”) from time to time, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all. Negative publicity concerning our programs, products prescribed through our offerings (see, for example, the risk factor titled “Public opinion and scrutiny of treatments for obesity and overweight may impact public perception of our company and offerings or may adversely affect our ability to conduct our business and our business plans”), or our market as a whole could limit market acceptance of our programs. If our existing or potential customers, channel partners, and members do not perceive the benefits of our programs or products prescribed through our offerings, or if our programs do not drive member enrollment, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of existing and potential customers to increase their coverage of and support for our programs and our ability to demonstrate the value of our programs to our existing and potential customers and channel partners. If these entities do not recognize or acknowledge the benefits of our programs or products prescribed through our offerings, or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our programs might not develop at all, or it might develop more slowly than we expect. In addition, negative publicity or negative customer or member sentiment regarding patient confidentiality, data privacy, AI, and cybersecurity in the context of technology-enabled healthcare or concerns experienced by us or our competitors could limit market acceptance of our programs. We face additional risks related to cybersecurity. See the risk factor titled “Our information technology (“IT”) systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including protected health information (“PHI”) and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects” and other risks under the section titled “—Risks Relating to Cybersecurity, Information Systems, and Intellectual Property.”
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
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of digital health companies, including direct competition from competitors offering cardiometabolic programs, such as Hello Heart Inc., Lark Technologies, Inc., Livongo (via Teladoc Health, Inc.), Onduo LLC, Vida Health, Inc., and Virta Health Corp.; competitors offering only MSK programs, such as Hinge Health, Inc.; and those that offer both cardiometabolic and MSK programs, such as SWORD Health, Inc. and DarioHealth Corp. In some cases, our competitors also include enterprise companies that are focused on or may enter the healthcare industry generally, including initiatives and partnerships launched by these large companies, and those that offer point solutions for a single chronic condition. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed healthcare providers and health plans have in some cases developed their own platforms or tools and may provide these solutions at discounted prices. Competition from specialized software providers or device manufacturers, which may facilitate the collection of data but offer limited interpretation, feedback, or guidance, and other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product areas, which could negatively impact our sales, profitability, and market share. Consumer technology companies may also offer solutions that feature health coaching, health advice, or other health services that may affect the demand for our programs. Additionally, AI-native companies are launching offerings in the healthcare space, and we expect more companies to expand their AI tools into healthcare in the future.
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
Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more or larger channel partner relationships, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, longer operating histories, or significantly greater resources than we do and may be able to offer solutions similar to ours at a more attractive price than we can, or may be acquired by third parties with greater available resources. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain markets, which could create additional price pressure. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or requirements from customers and channel partners and may have the ability to initiate or withstand substantial price competition. Additionally, AI-native companies may be able to provide care at much lower operating cost and innovate more quickly. In light of these factors, even if our programs are more effective than those of our competitors, existing or potential customers and channel partners may accept competitive solutions in lieu of purchasing our programs. If we are unable to successfully compete, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
Additionally, we generally enter into non-exclusive agreements with our channel partners, including health plans, PBMs, and other resellers, which rely in part on their customer sales, which are affected by factors outside of our control. Where channel partners do offer our programs exclusively, those channel partners may nevertheless choose to terminate those agreements or choose to no longer offer our programs exclusively. In addition, because many benefit-planning cycles align with the calendar year, a concentrated number of employers, health plans, PBMs, or other customers or channel partners may make changes to the programs, medications, or other benefits that they cover at the start of a calendar year. If the number of customers represented by one or more of our channel partners were to be reduced by a material amount or if our channel partners were to refer their customers to our competitors, such decreases may lead to a decrease in our total number of customers, member enrollment rate, and in our revenue, which could materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, growth forecasts of our channel partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate.
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
Member engagement in our programs and the clinical outcomes and cost savings of our offerings affect the market acceptance and adoption of our programs. Most of our customers and channel partners pay fees to us based on member enrollment and/or engagement with our programs, and our contracts generally may provide that we are obligated to repay a portion of our fees if our programs fail to deliver certain member engagement, clinical outcomes, or cost savings. If we are unable to demonstrate positive clinical outcomes for our members or expected costs savings, including if claims analyses or other studies fail to support the efficacy of our programs, we may receive less revenue from outcomes-based pricing models or be obligated to repay certain fees under our service-level agreements or performance guarantees, and existing and potential customers and channel partners may decide not to cover our programs at desirable prices or at all. If actual repayments differ from those in our assumptions, we could fail to meet our revenue expectations, and our operating and financial results could fall below our publicly announced guidance or the expectations of investors. Moreover, our failure to accurately account for repayment obligations could result in a material misstatement of our financial statements. In many cases, we incur high upfront costs to secure customers and channel partners, implement our programs, enroll members, and deliver our programs to those members, and our ability to recover those costs over time depends on sustained member engagement, positive clinical outcomes, and meaningful cost savings. As we scale delivery of our programs, we may experience difficulty in achieving and maintaining desired levels of member engagement, clinical outcomes, and cost savings for our customers and channel partners, and, as a result, our past performance may not be indicative of our ability to achieve positive member engagement, clinical outcomes, and cost savings in future periods. We assume the risk that the cost of providing our programs will exceed the compensation we receive. If we fail to achieve or maintain meaningful member engagement, clinical outcomes, and cost savings for our customers and channel partners, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

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
Historically, we have relied on a limited number of customers, including employers, health plans, PBMs, health systems, government entities, and other entities that pay for the cost of our programs, and channel partners, including health plans and PBMs, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers. Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 78% and 73% of our revenue for the three months ended March 31, 2026 and 2025, respectively, and 77% of our revenue for the year ended December 31, 2025. As of and for the three months ended March 31, 2026 we had one health plan or PBM that accounted for 27% of our accounts receivable, net and 33% of our revenue, and a second health plan or PBM that accounted for 37% of our accounts receivable, net and 33% of our revenue. As of and for the three months ended March 31, 2025, we had one health plan or PBM that accounted for 24% of our accounts receivable, net and 31% of our revenue, and a second health plan or PBM that accounted for 35% of our accounts receivable, net and 29% of our revenue. For the year ended December 31, 2025, we had one health plan or PBM that accounted for 32% of our revenue, and a second health plan or PBM that accounted for 33% of our revenue. Each of these health plans or PBMs are affiliates of The Cigna Group. In general, our customers and channel partners work with us on a non-exclusive basis, and large customers or channel partners can have significant market power to negotiate terms and discounts. If we are unable to establish, maintain, or grow these relationships over time on favorable terms or if customers or channel partners refer business to our competitors instead, we are likely to generate less revenue and fail to recover these costs and our results of operations and prospects will suffer. The loss of any of our key customers or channel partners could negatively impact our revenue as we work to obtain new customers or establish replacement channel partner relationships. Contracts with our key customers and channel partners may be terminated before their term expires for various reasons, subject to certain conditions. For example, most of our contracts are terminable for convenience by our customers and channel partners, subject to a notice period. Certain contracts may be terminated immediately by the customer or channel partner if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs, or if we fail to comply with certain specified laws.
We could also lose customers if those customers contract for our programs through a health plan or other channel partner and subsequently elect to migrate to a new health plan or channel partner with which we do not have an existing contractual relationship for certain programs or at all or are not able to establish a new contractual relationship. Because many benefit-planning cycles align with the calendar year, a concentrated number of customers may make changes to the programs, medications, or other benefits that they cover, or the health plans or channel partners that they work with, at the start of a calendar year. Additionally, mergers and acquisitions involving us, our customers, our channel partners, or their competitors could lead to cancellation or non-renewal of our contracts with those customers or channel partners or by the acquiring or combining companies, thereby reducing the number of our existing and potential customers, channel partners, and members. Acquisitions involving our customers or channel partners could also lead to a loss of customers, channel partners, or members if we are not contracted, or are unable to obtain a contract, with the acquiring company or its benefit providers or channel partners. In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our channel partners. Identifying channel partners and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce enrollments in, or utilization of, our programs. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations and prospects may suffer. Even if we are successful, these relationships may not result in increased use of our programs by customers, channel partners, or members or increased revenue.
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
•ease of adoption and use;
•features and program experience;
•performance;
•brand;
•data privacy and cybersecurity; and

•pricing.
Our future revenue growth also depends upon increasing member enrollment with existing customers and channel partners. In addition, individuals may lose coverage for our programs because of benefits changes made by our channel partners or because those individuals make changes to their own benefits, including the health plan or PBM that provides their benefits, at the end of the benefit year or otherwise. If we are not successful in increasing member enrollment in the programs currently contracted for by our customers and channel partners (or future programs our customers or channel partners contract for over time), if a significant number of enrolled members are disenrolled from the program, or if our customers or channel partners do not renew their agreements or renew their agreements with us at lower prices or on less favorable terms, our revenue may grow more slowly than expected, may not grow at all, or may decline.
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
Our estimate of the total addressable market for our programs is based on a number of internal and third-party estimates. While we believe these factors have historically provided and may continue to provide us with effective tools in estimating the total market for prediabetes and diabetes, hypertension, cholesterol, musculoskeletal conditions, and our programs, these estimates may not be correct, and the conditions supporting our estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the total addressable market for our programs may prove to be incorrect. In addition, changes in underlying causes or risk factors for the conditions that our programs address, such as the impact of GLP-1 drugs on obesity, could impact our estimates of the total addressable market. If the actual number of members who would benefit from our programs and the total addressable market for our programs is smaller than we have estimated, our future growth could be adversely impacted.
We will need to increase the size of our organization, including our Care Teams, and we may experience difficulties in managing growth and attracting talent. A deterioration in our relationships with our employees and other service providers could have an adverse impact on our business.
As of March 31, 2026, we employed 943 full-time employees, which includes our health coaches and other Care Team members as well as individuals across sales and marketing, research and development, and general and administrative functions. In the future, we expect to expand our managerial, clinical, scientific, technological, operational, finance, and other resources in order to manage our operations and continue our program development activities. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. In particular, we rely in large part on our Care Teams for the delivery of our programs, and we may be unable to scale our Care Teams efficiently to manage costs through economies of scale due to limitations on the number of members that our Care Teams are able to support. If we fail to do so, we may incur significant costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects, and negatively impact our ability to achieve or sustain profitability in the future.
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
Our programs are designed under the oversight of qualified healthcare professionals, and we train our Care Teams and require any external partners delivering care to comply with appropriate standards and protocol for care delivery and the recognition and management of escalation events. Our success depends in part on the ability of these healthcare professionals to obtain and maintain all necessary licenses, certifications, permits, and other approvals, and to provide services to members in compliance with applicable laws, including scope of practice laws, as well as our policies. Nevertheless, if future results or experience indicate that our programs cause unexpected or serious complications or other unforeseen negative effects, our members may seek significant compensation from us or our affiliated professional entities or cease using our platform and programs, or our customers or channel partners could cease doing business with us. We may also be contractually required to indemnify and hold harmless third parties, such as customers or channel partners, from the costs of member harm or injury. There can be no assurance that provisions typically included in our terms with members or in our agreements with our customers and channel partners that attempt to limit exposure to legal claims would be enforceable or adequate or would protect us or our affiliated professional entities from liabilities or damages. Even if a claim is not successful, any claim brought against us or our affiliated professional entities would likely be time-consuming and costly to defend and any claim arising from our programs could seriously damage our reputation and brand, our business, or the business of our affiliated professional entities. In addition, we may not carry insurance sufficient to compensate us for any losses that may result from such claims. As a result, we or our affiliated professional entities could face significant legal liability or harm to our or our affiliated professional entities’ reputation, business, financial condition, results of operations, and prospects.
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
We rely on a limited number of suppliers for devices and supplies that we deliver in connection with our programs, including wireless scales, blood pressure monitors, blood glucose monitors, and other supplies, and a limited number of third parties for cellular device connections. We utilize a single supplier and exclusive partner for continuous glucose monitors provided in Omada for Diabetes and work with a single distributor for delivery of the continuous glucose monitors. We also rely on a limited number of external partners to supply certain healthcare services complementary to and/or included in our programs, such as prescriptions for continuous glucose monitors or medications, or physician referrals to physical therapy, where required.
For our business strategy to be successful, our suppliers and partners must be able to provide us with devices, supplies, connectivity, and services in sufficient quantities, in compliance with regulatory requirements and quality control standards, in accordance with agreed-upon specifications, at acceptable costs, and on a timely basis. Increases in our program sales, whether forecasted or unanticipated, could strain the ability of our suppliers and partners to deliver an increasingly large supply of devices, supplies, connectivity, or services in a manner that meets these various requirements. Our suppliers and partners may encounter problems that limit their ability to supply products, supplies, and services for us, or that result in increases in the prices they charge us for such products, supplies, and services, including financial difficulties, labor shortages, the imposition of new trade protection measures, such as tariffs and other duties (including uncertainty related to the implementation and enforceability thereof), global conflicts, and shutdowns related to epidemics, pandemics, or other health crises, and, for our device and supply partners, shipping delays, damage to their manufacturing equipment or facilities, or challenges with establishing and operating new facilities in new jurisdictions. Quality or performance failures of these devices, supplies, connectivity, or services or changes in our partners’ financial or business condition could disrupt our ability to supply quality devices and supplies to our members or to connect them to quality services, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We are dependent on a limited number of third-party manufacturers and suppliers who operate in international markets, which exposes us to foreign operational and political risks that may harm our business.
We rely on a limited number of manufacturers and suppliers for devices and supplies that we deliver in connection with our programs, including wireless scales, blood pressure monitors, blood glucose monitors, and other supplies, and, among other things, certain of the technology and raw materials used in the manufacturing of those devices and supplies. Most of the devices and supplies delivered in connection with our programs are currently manufactured in the Dominican Republic and China and may be manufactured in other international markets in the future. Our reliance on an international supply chain exposes us to risks and uncertainties, including:
•controlling quality of supplies;
•global conflicts and trade protection measures, such as tariffs and other duties (including uncertainty related to the implementation and enforceability thereof), especially in light of previous and potential future actions by the Trump Administration signaling more aggressive trade and other foreign policies, which could exacerbate trade disputes between the U.S. and several foreign countries, including China, as well as sanctions and export control measures targeting certain countries, and increases in the prices of devices and supplies delivered in connection with our programs; for example, the war in Iran has resulted in modest increases to device-related costs to date due to increased shipping costs;
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
Historically, we have experienced, and expect to continue to experience, seasonality in our business, with a higher number of closed sales in the late spring and early fall and higher enrollment launch rates in the first and second quarters of the year. We believe that this results in part from the timing of open enrollment periods of many of our customers. In addition, because many benefit-planning cycles align with the calendar year, a a concentrated number of employers, health plans, PBMs, or other customers or channel partners may make changes to the programs, medications, or other benefits that they cover at the start of a calendar year. We may be affected by seasonal trends in the future, particularly as our business matures. These effects may become more pronounced as we target larger organizations with larger budgets for use of our programs. These factors may contribute to substantial fluctuations in our quarterly results of operations. Because of these fluctuations, among other factors, it is possible that in future periods our results of operations will fall below the expectations of securities analysts or investors, in which case the market price of our common stock would likely decrease. These fluctuations, among other factors, also mean that our results of operations in any particular period may not be relied upon as an indication of future performance.
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
We use AI, machine learning, and automated decision-making technologies, including our own and third-party AI and machine learning algorithms and models (collectively, “AI technologies”) throughout our business, and we are making significant investments in this area. For example, we use AI technologies to generate and surface insights to our Care Teams as part of our efforts to increase their efficiency and productivity and to power certain member-facing features of our programs intended to deliver only educational resources, recommendations, or support, in each case, for maintaining or encouraging a healthy lifestyle. This includes OmadaSpark, an AI-powered assistant that works directly with members alongside our Care Teams to support instant meal tracking and nutrition education, and Meal Map, an AI-driven nutrition experience that helps members understand the quality of their food choices.
We expect that additional investment will be required to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in the development, deployment, and maintenance of AI technologies, and there can be no assurance that our or our third-party service providers’ or partners’ use of these technologies will perform as expected, enhance our products or services, or be beneficial to our business, including our efficiency or profitability. For example, the continued use of any AI technologies in our products and services, or those of our third-party service providers and partners, may give rise to risks related to, among other things, inaccurate, biased, unreliable, or harmful recommendations or outputs, data privacy, confidentiality, cybersecurity and data provenance concerns; the potential for third-party AI model providers to leak or misuse our data; the risk of data poisoning or other adversarial attacks on AI systems; new or enhanced governmental or regulatory scrutiny; litigation or other legal liability; ethical concerns; claims that we have overstated the capabilities of our AI technologies; negative perceptions as to AI among customers, channel partners, or members, and other complications that could erode confidence in our brand, harm our reputation, and adversely affect our business, financial condition, results of operations, and prospects. While we have instituted policies applicable to our Care Teams and other employees and consultants that govern the development and use of AI, these individuals may breach or violate the terms of these policies, including through the use of unapproved AI technologies or the use of approved AI technologies in unapproved ways, which may result in loss or unauthorized disclosure of sensitive information, including PHI, in a manner that violates applicable laws, rules, and regulations or contractual commitments to third parties, as well as other liabilities.

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

In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI technologies. For example, the California Privacy Protection Agency has finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. California also enacted a number of laws that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI and other transparency requirements. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Many states have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence” and the Trump Administration’s subsequent National Policy Framework for Artificial Intelligence issued in March 2026. This Executive Order and the subsequent framework establish a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order and framework direct federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive and how states will approach AI legislation moving forward.
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

We invest substantial resources in researching and developing new programs and enhancing our programs and platform by incorporating additional features, improving functionality, and adding other improvements to meet market demands and our members’ evolving needs. The success of any enhancements or improvements to our platform, programs, or any new programs depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our programs platform and third-party partners’ technologies, clinical results, cost effectiveness, and overall market acceptance. Our development of programs also depends on rights or interests in certain intellectual property, which we or third parties on which we rely may own or license. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform, programs, or any new programs that respond to continued changes in market demands or new requirements from customers or channel partners, and any enhancements or improvements to our platform, programs, or any new programs may not achieve market acceptance or may otherwise be negatively impacted by third-party actions that are outside of our control. For example, we have developed GLP-1 Care Tracks to support members who are engaged in one of our cardiometabolic programs to enable their success before, during, and after GLP-1 therapy, and we recently announced the capability to prescribe GLP-1 therapies and other AOMs as an extension of those offerings. The GLP-1 therapeutic space is new and rapidly evolving, and actions by employers, health plans, PBMs, pharmaceutical companies, and other third parties. including federal, state, or local governments, could negatively impact the adoption of our GLP-1 Care Tracks and prescribing offerings. For example, if pharmaceutical companies restrict cost rebates or other incentives for GLP-1s for employers who place conditions on the use of GLP-1s (such as participation in our program), market acceptance of our GLP-1 Care Tracks and prescribing offerings could be materially and adversely affected. Conversely, certain health plans, PBMs, employers, or other customers or channel partners may require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 medications. When health plans, PBMs, employers, or other customers or channel partners require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 prescriptions, we may provide data reporting that those customers and channel partners use in their review or adjudication of prescription requests and/or prescriptions necessary for obtaining the medications. If our data reporting or prescribing systems or processes are delayed, disrupted, or otherwise fail to work as intended, the prescription processes of our customers and channel partners may be negatively affected, which may result in delayed prescriptions or medications, which in turn could cause member harm or materially and adversely impact our relationships with customers and channel partners. Although, as of March 31, 2026, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan, members could react negatively to these requirements. Although these conditions are not imposed by Omada directly, members could nevertheless attribute these requirements to us and develop a negative perception of us or our programs and our business, which could harm our brand and reputation. Moreover, if the use of GLP-1 therapy for weight loss receives negative publicity and/or one or more GLP-1s are determined to be harmful, the use of GLP-1s for weight loss could decline, which would reduce demand for our GLP-1 Care Tracks and prescribing offerings and, in turn, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
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
The global data protection landscape is rapidly evolving, and there has been an increasing focus on data privacy and protection issues with the potential to affect our business. We, our affiliated professional entities, and our business partners and service providers are, or may become, subject to numerous federal, state, and foreign laws, requirements, and regulations governing the collection, transmission, use, processing, disclosure, storage, retention, security, and other processing of personal information, such as information that we may collect in connection with conducting our business in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability, or impose additional costs on us. The cost of compliance with these laws, regulations, and standards, including costs related to organizational changes, modifying our data processing practices and policies, implementing additional protection technologies, training employees, and engaging consultants, is high and is likely to increase in the future. Any failure or perceived failure by us, our affiliated professional entities, or our business partners or service providers to comply with federal, state, or foreign laws or regulations, our internal policies and procedures, or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, fines, public censure, claims by third parties, damage to our reputation, loss of goodwill, and loss of customers, channel partners, or members, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
In the ordinary course of our business, we and our affiliated professional entities collect and store confidential information, including PHI, personal information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, channel partners, members, covered individuals, third-party payers, business partners, and other parties. We also collect and store personal and sensitive information of our employees, consultants, and contractors. We manage and maintain our applications and data utilizing cloud-based data centers for personal information. We utilize external security and infrastructure vendors to manage parts of our data centers. As a healthcare provider and, at times, a business associate of our customers and channel partners, we, our affiliated professional entities, and certain of our business partners and service providers must comply with HIPAA. We also must comply with HIPAA in regard to certain of our self-insured health benefits for our employees and their dependents. HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We, our affiliated professional entities, and certain of our business partners and service providers must comply with HIPAA requirements, including the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information.
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
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our affiliated professional entities, and our future customers, channel partners, and strategic partners. For example, the CCPA requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been enacted in other states and are continuing to be proposed at the state and federal level, including a new proposed comprehensive federal data protection law to which we would become subject to, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws may have potentially conflicting requirements that would make compliance challenging.
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

Although we, our affiliated professional entities, and our business partners and service providers work to comply with applicable laws, regulations and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us, our affiliated professional entities, or our employees, representatives, contractors, consultants, business partners, service providers, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage to our reputation, negative publicity, members curtailing their use of, or ceasing to use, our programs and/or the loss of customers, channel partners, or covered individuals, loss of goodwill, significant costs for remediation, notification to individuals, and for measures to prevent future non-compliance, each which may materially and adversely affect our business, financial condition, results of operations, and prospects. Any losses, costs, or liabilities may not be covered by, or may exceed the coverage limits of, applicable insurance policies.
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
We and our affiliated professional entities and certain of our third-party suppliers and service providers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we, our affiliated professional entities, and certain of our third-party suppliers and service providers conduct our operations, including sales and marketing practices directed at potential customers and channel partners, benefit outreach practices directed at covered individuals, consumer incentives, and other promotional programs, and other business practices. Such laws include, without limitation:
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
Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our financial arrangements with customers, channel partners and third-party suppliers and service providers, any lead generation agreements for acquiring customers or channel partners, and any outreach initiatives directed at covered individuals, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or those of or our affiliated professional entities, third-party suppliers, or service providers are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, including Medicare, state Medicaid programs, TRICARE, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. We or our affiliated professional entities may also be contractually required to indemnify and hold harmless third parties, such as customers or channel partners, from the costs of any failure to comply with applicable law. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
The laws of many states, including states in which many of our customers and channel partners are located, prohibit us from exercising control over the medical judgments or decisions of physical therapists and certain medical professionals and from engaging in certain financial arrangements, such as splitting professional fees with such licensed professionals. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by state boards of physical therapy and state attorneys general, among others. We enter into agreements with a professional corporation, PPTG, and other professional practices, which enter into contracts with licensed providers pursuant to which they render professional services. Our agreements include management services agreements with those professional practices pursuant to which the professional entity reserves exclusive control and responsibility for all aspects of the practice of physical therapy and the delivery of medical services. In addition, we enter into contracts with our customers and channel partners on behalf of these professional practices to deliver professional services in exchange for fees. In connection with the launch of our new prescribing offering, we anticipate contracting with third-party telehealth providers and potentially entering into new agreements with affiliated professional entities. Changes in, or subsequent interpretations of, the corporate practice of physical therapy or medicine, or fee-splitting prohibitions could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with PPTG and other professional entities to comply with these statutes, could eliminate customers and channel partners located in certain states from the market for our programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects. State corporate practice of physical therapy and medicine doctrines also often impose penalties on the licensed professionals themselves for aiding the corporate practice of such learned profession, which could discourage providers from providing services needed for our programs. We do not own our affiliated professional entities, which are wholly owned by licensed healthcare professionals. While we expect that this relationship will continue, we cannot guarantee that it will. A material change in our relationship with PPTG or other affiliated professional entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, the arrangement in which we have entered to comply with state corporate practice of physical therapy and medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud, waste, and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with PPTG or other affiliated professional entities could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Certain modifications made to products cleared through a 510(k) may require a new 510(k) clearance. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy, and uncertain. We do not manufacture, reprocess, remanufacture, export, or act as an initial importer or specification developer for the medical devices we provide to members, nor have we sought or obtained 510(k) clearance, PMA approval, or other marketing authorizations for the connected devices provided in connection with our programs. We remain wholly reliant on our suppliers and contract manufacturers to obtain the requisite marketing authorizations for their products and to comply with their respective obligations to comply with applicable FDA regulations and other legal requirements, including complying with relevant elements of FDA’s Quality Management System Regulation, which sets forth the FDA’s current Good Manufacturing Practice requirements for medical devices. We cannot assure you that our suppliers and contract manufacturers will comply with applicable laws and regulation, nor can we assure that any particular medical device we may seek to provide in connection with our programs will be approved, cleared, or otherwise authorized by the FDA in the manner in which we expect. Any failures by our suppliers or third-party manufacturers to comply with applicable laws or regulations enforced by the FDA and comparable regulatory authorities, or any delay or failure by such parties to obtain necessary regulatory clearances or approvals for the devices we use in connection with our programs, if required in the future, could harm our business.
If our third-party suppliers fail to comply with the FDA’s Quality Management System Regulation (“QMSR”) or similar foreign regulations, our ability to distribute the devices that are provided to members in connection with our programs could be impaired.
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
Our ability to conduct our business in a particular U.S. state is directly dependent upon the applicable laws governing virtual healthcare and healthcare delivery in general in such location, which vary from state to state and are subject to changing political, regulatory, and other influences. With respect to virtual care services, in the past, state medical and physical therapy boards have established new rules or interpreted existing rules in a manner that has limited or restricted our and our affiliated professional entities’ ability to conduct business as it was conducted in other states or may do so in the future. Some of these actions have resulted in litigation and the suspension or modification of virtual care operations in certain states. Requirements for the practice of medicine and physical therapy as well as the delivery of medical or prescription services via telehealth are subject to change and to evolving interpretations by relevant boards and state attorneys general, among others, each with broad discretion, and these requirements may apply to services we provide. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with applicable laws. It is possible that the laws and rules governing the provision of healthcare, including virtual healthcare, in one or more jurisdictions may change in a manner deleterious to our business.
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
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as tax credits) to offset its post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
We used a portion of the net proceeds from our IPO to repay outstanding borrowings under our financing arrangements with MidCap Funding IV Trust. There has been no material change in the expected use of the net proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:
•On March 13, 2026, Sean Duffy, our Chief Executive Officer and a member of our board of directors, individually and through a trust under which he is a beneficiary, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”) for the sale of up to (i) 673,056 shares of our common stock and (ii) the number of shares of our common stock Mr. Duffy will receive following the vesting of restricted stock units covering an aggregate of 146,332 shares of our common stock and the satisfaction of tax obligations in connection with such vesting (the total number of shares to be sold covered under clause (ii) is not yet determinable).The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 11, 2027.
•On March 14, 2026, Steve Cook, our Chief Financial Officer, adopted a Rule 10b5-1 Plan for the sale of up to (i) 394,831 shares of our common stock and (ii) the number of shares of our common stock Mr. Cook will receive following the vesting of restricted stock units covering an aggregate of 66,514 shares of our common stock and the satisfaction of tax obligations in connection with such vesting (the total number of shares to be sold covered under clause (ii) is not yet determinable). The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 11, 2027.
•On March 13, 2026, Wei-Li Shao, our President, adopted a Rule 10b5-1 Plan for the sale of the number of shares of our common stock Mr. Shao will receive following the vesting of restricted stock units covering an aggregate of 85,913 shares of our common stock and the satisfaction of tax obligations in connection with such vesting (the total number of shares to be sold covered under clause (ii) is not yet determinable). The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 11, 2027.
•On March 13, 2026, Craig Gracey, our Chief Accounting Officer, adopted a Rule 10b5-1 Plan for the sale of up to 20,833 shares of our common stock and (ii) the number of shares of our common stock Mr. Gracey will receive following the vesting of restricted stock units covering an aggregate of 4,117 shares of our common stock and the satisfaction of tax obligations in connection with such vesting (the total number of shares to be sold covered under clause (ii) is not yet determinable). The trading plan will terminate at the earlier of the execution of all trading orders pursuant to the plan or June 11, 2027.

Item 6. Exhibits
See the Exhibit Index attached to this registration statement, which Exhibit Index is incorporated herein by reference.
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Restated Certificate of Incorporation	8-K	6/9/2025	3.1

3.2	Amended and Restated Bylaws	8-K	6/9/2025	3.2

4.1	Form of Common Stock Certificate.	S-1	5/9/2025	4.2

4.2	Amended and Restated Investors’ Rights Agreement, dated December 22, 2021, by and among Omada Health, Inc. and the investors listed therein.	S-1	5/9/2025	4.3

10.1	Non-Employee Director Compensation Program (as amended March 26, 2026).				X

10.2	Omada Health Executive Bonus Plan				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial information from Omada, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

OMADA HEALTH, INC.

Date: May 8, 2026	By:	/s/ Steve Cook
Steve Cook Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)