Form 10-Q
period 2026-06-30
Omada Health, Inc.
filed 2026-08-07
CIK 1611115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒

The registrant had 61,216,703 shares of common stock, $0.001 par value per share, outstanding as of August 4, 2026.

1

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations, or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Omada Health platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short-term and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success of our business model, our market opportunity, our ability to scale our business and expand internationally, the growth of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions in relation to any such legal and regulatory requirements. We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

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
2

Item 1. Financial Statements (unaudited)
OMADA HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data, unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$221,712	$222,036
Accounts receivable, net (1)	56,573	34,585
Inventory	4,119	4,486
Deferred commissions, current	3,959	3,539
Prepaid expenses and other current assets (2)	8,548	8,288
Total current assets	294,911	272,934
Property and equipment, net	9,098	7,942
Deferred commissions, non-current	9,222	8,711
Intangible assets, net	1,536	2,414
Goodwill	13,240	13,240
Other assets	215	165
Total assets	$328,222	$305,406

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (3)	$11,804	$10,276
Accrued expenses and other current liabilities (4)	35,978	40,392
Deferred revenue (5)	27,701	25,058
Total current liabilities	75,483	75,726
Other liabilities, non-current	-	-
Total liabilities	75,483	75,726
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value per share; 750,000 and 750,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 60,606 and 58,429 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	61	58
Additional paid-in capital	707,098	686,366
Accumulated deficit	(454,420)	(456,744)
Total stockholders’ equity	252,739	229,680
Total liabilities and stockholders’ equity	$328,222	$305,406
(1)Includes amounts from a related party of $40.4 million and $22.8 million as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes amounts from a related party of $0.5 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively.
(3)Includes amounts from a related party of $0 and $1.0 million as of June 30, 2026 and December 31, 2025, respectively.
(4)Includes amounts from a related party of $6.8 million and $4.9 million as of June 30, 2026 and December 31, 2025, respectively.
(5)Includes amounts from a related party of $20.6 million and $18.8 million as of June 30, 2026 and December 31, 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.
3

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Services (1)	$80,692	$56,960	$150,286	$106,456
Hardware (2)	7,143	4,411	15,597	9,878
Total revenue	87,835	61,371	165,883	116,334
Cost of revenue
Services (3)	13,609	12,673	28,058	25,417
Hardware	10,439	8,392	25,345	18,711
Total cost of revenue	24,048	21,065	53,403	44,128
Gross profit	63,787	40,306	112,480	72,206
Operating expenses
Research and development (4)	14,625	10,024	27,322	18,830
Sales and marketing (5)	29,888	22,318	56,675	42,488
General and administrative (6)	15,725	12,308	29,715	23,628
Total operating expenses	60,238	44,650	113,712	84,946
Operating income (loss)	3,549	(4,344)	(1,232)	(12,740)
Other income (expense), net
Interest expense	(14)	(1,094)	(32)	(2,168)
Interest income	1,759	863	3,588	1,405
Change in fair value of warrant liabilities	-	(736)	-	(1,256)
Total other income (expense), net	1,745	(967)	3,556	(2,019)
Income (loss) before provision for income taxes	5,294	(5,311)	2,324	(14,759)
Provision for income taxes	-	-	-	-
Net income (loss) and comprehensive income (loss)	$5,294	$(5,311)	$2,324	$(14,759)

Net income (loss) per share
Basic	$0.09	$(0.24)	$0.04	$(0.98)
Diluted	$0.08	$(0.24)	$0.04	$(0.98)

Weighted-average shares outstanding
Basic	59,685	21,971	59,306	15,107
Diluted	63,947	21,971	64,345	15,107
(1)Includes amounts from a related party of $51.4 million and $36.5 million for the three months ended June 30, 2026 and 2025, respectively, and $97.4 million and $66.4 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes amounts from a related party of $4.8 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $9.9 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Includes amounts from a related party of $1.4 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.
(4)Includes amounts from a related party of $0.8 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.
(5)Includes amounts from a related party of $8.5 million and $6.6 million for the three months ended June 30, 2026 and 2025, respectively, and $16.9 million and $12.2 million for the six months ended June 30, 2026 and 2025, respectively.
(6)Includes amounts from a related party of $0.5 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.
4

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Three and Six Months Ended June 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	-	$-	58,429	$58	$686,366	$(456,744)	$229,680
Issuance of common stock upon exercise of stock options	-	-	781	1	3,246	-	3,247
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for employee taxes	-	-	30	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	-	-	(127)	-	(127)
Share-based compensation expense	-	-	-	-	4,288	-	4,288
Net loss and comprehensive loss	-	-	-	-	-	(2,970)	(2,970)
Balance as of March 31, 2026	-	$-	59,240	$59	$693,773	$(459,714)	$234,118
Issuance of common stock upon exercise of stock options	-	-	1,125	2	8,135	-	8,137
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for employee taxes	-	-	241	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	-	-	(533)	-	(533)
Share-based compensation expense	-	-	-	-	5,723	-	5,723
Net income and comprehensive income	-	-	-	-	-	5,294	5,294
Balance as of June 30, 2026	-	$-	60,606	$61	$707,098	$(454,420)	$252,739

	Three and Six Months Ended June 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	118,219	$449,034	8,157	$8	$59,555	$(443,966)	$(384,403)
Issuance of common stock upon exercise of stock options	-	-	205	-	919	-	919
Share-based compensation expense	-	-	-	-	2,883	-	2,883
Net loss and comprehensive loss	-	-	-	-	-	(9,448)	(9,448)
Balance as of March 31, 2025	118,219	$449,034	8,362	$8	$63,357	$(453,414)	$(390,049)
Issuance of common stock upon exercise of stock options	-	-	392		2,989	-	2,989
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	-	-	9,085	9	151,591	-	151,600
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(118,446)	(452,112)	39,482	39	452,073	-	452,112
Automatic cashless exercise of all outstanding Series B redeemable convertible preferred stock warrants	92	493	-	-	-	-	-
Cashless exercise of all outstanding Series D redeemable convertible preferred stock warrants	135	2,585	-	-	-	-	-
Share-based compensation expense	-		-	-	2,873	-	2,873
Net loss and comprehensive loss	-		-	-	-	(5,311)	(5,311)
Balance as of June 30, 2025	-	$-	57,321	$56	$672,883	$(458,725)	$214,214
See accompanying notes to unaudited condensed consolidated financial statements.
5

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$2,324	$(14,759)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,089	2,685
Share-based compensation	9,840	5,674
Loss on disposal of property and equipment	27	2
Amortization of debt issuance costs	-	252
Non-cash operating lease expense	-	382
Change in fair value of warrant liabilities	-	1,256
Provision for credit losses (1)	1,189	490
Amortization of deferred commissions	1,926	1,561
Changes in operating assets and liabilities
Accounts receivable (2)	(23,177)	(10,360)
Inventory	367	(173)
Prepaid expenses and other current assets (3)	(260)	(870)
Deferred commissions	(2,857)	(1,423)
Other non-current assets	(50)	118
Accounts payable (4)	1,526	1,016
Operating lease liabilities	-	(415)
Accrued expenses and other current liabilities (5)	(4,414)	(4,780)
Deferred revenue (6)	2,643	5,995
Other non-current liabilities	-	89
Net cash used in operating activities	(7,827)	(13,260)

Investing activities
Purchases of property and equipment	(224)	(586)
Capitalized internal-use software costs	(2,997)	(1,913)
Net cash used in investing activities	(3,221)	(2,499)

Financing activities
Proceeds from exercise of stock options	11,384	3,908
Taxes paid related to net share settlement of equity awards	(660)	-
Payment of deferred offering costs	-	(1,927)
Proceeds from initial public offering, net of underwriting discounts and commissions	-	160,532
Net cash provided by financing activities	10,724	162,513

Net increase (decrease) in cash and cash equivalents	(324)	146,754
Cash and cash equivalents at beginning of period	222,036	76,392
Cash and cash equivalents at end of period	$221,712	$223,146
(1)Includes changes in related party balances of less than $0.1 million and $(0.3) million for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes changes in related party balances of $17.7 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Includes changes in related party balances of $0.2 million and $0 for the six months ended June 30, 2026 and 2025, respectively.
(4)Includes changes in related party balances of $1.0 million and $0 for the six months ended June 30, 2026 and 2025, respectively.
(5)Includes changes in related party balances of $1.9 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.
(6)Includes changes in related party balances of $1.8 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.
6

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$30	$1,824

Supplemental disclosure of noncash investing and financing activities
Share-based compensation expense capitalized in internal-use software	$171	$82
Unpaid deferred offering costs included in accounts payable	-	2,356
Unpaid property and equipment included in accounts payable	18	59
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series B redeemable convertible preferred stock warrant exercise	-	493
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series D redeemable convertible preferred stock warrant exercise	-	2,585
Conversion of redeemable convertible preferred stock in connection with initial public offering	-	452,112
See accompanying notes to unaudited condensed consolidated financial statements.
7

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.Description of Business
Omada Health, Inc. (together with its subsidiary and consolidated professional corporation, the “Company” or “Omada”) offers cardiometabolic programs for prediabetes, diabetes, hypertension, and cholesterol; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in its cardiometabolic programs (“GLP-1 Care Tracks”); and behavioral health support across all programs. The Company was incorporated in the State of Delaware in April 2011, and its primary office is located in South San Francisco, California. The Company has a remote-first flexible work policy, which provides support and opportunities for employees to work remotely.
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
The condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include assets of the consolidated VIE, which can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE. As of June 30, 2026, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.7 million, and liabilities of the consolidated VIE totaled $0.2 million. As of December 31, 2025, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.8 million, and liabilities of the consolidated VIE totaled $0.2 million.
8

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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers and channel partners to which the Company makes substantial sales. Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of June 30, 2026 and December 31, 2025, or 10% or more of revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Partner A	15%	21%	31%	32%	32%	31%
Partner B	56%	45%	33%	33%	33%	32%
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
Contract Assets
Contract assets include amounts related to the Company’s enforceable right to consideration for completed performance obligations that cannot be invoiced yet under the terms of the contract. Contract assets relate primarily to hardware revenue that is recognized upon shipment and has not yet been invoiced. The contract assets are reclassified to accounts receivable, net when the rights to payment become unconditional. As of June 30, 2026 and December 31, 2025, the Company had $1.0 million and $0.6 million short-term contract assets, respectively, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of the delivery or completion of the services. Deferred revenue associated with upfront payments for enrollment is generally recognized over the estimated benefit period to the member of twelve months. As of June 30, 2026 and December 31, 2025, deferred revenue was classified as a current liability based on the anticipated recognition period of twelve months or less. During the six months ended June 30, 2026, the Company recognized revenue of $19.9 million that was included in the deferred revenue balance at the beginning of the year.
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
3.Fair Value Measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$205,651	$-	$-	$205,651
Total	$205,651	$-	$-	$205,651

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$206,018	$-	$-	$206,018
Total	$206,018	$-	$-	$206,018

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Level 3 liabilities that were measured at fair value on a recurring basis consisted of Series B and D redeemable convertible preferred stock warrant liabilities and common stock warrant liabilities associated with warrants issued in connection with the Company’s financing arrangements that were cashless exercised and converted to the Company’s common stock during the year ended December 31, 2025. The Company recognized losses on the changes in the fair value of convertible preferred stock warrants and common stock warrants of $0.8 million and $1.2 million during the three and six months ended June 30, 2025, respectively. No preferred stock warrant liabilities remained outstanding as of June 30, 2026.
The Company recognizes transfers among Level 1, Level 2, and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. There were no transfers between fair value measurement levels during the periods presented.
4.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Billed accounts receivable	$31,916	$13,563
Unbilled accounts receivable	26,492	22,182
Allowance for credit losses	(1,835)	(1,160)
Total accounts receivable, net	$56,573	$34,585
A roll forward of the Company’s allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Balance at beginning of period	$(1,468)	$(2,103)
Provision for credit losses, net	(383)	141
Other adjustments and write-offs	16	544
Balance at end of period	$(1,835)	$(1,418)

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$(1,160)	$(1,985)
Provision for credit losses, net	(1,189)	(490)
Other adjustments and write-offs	514	1,057
Balance at end of period	$(1,835)	$(1,418)
Inventory
Inventory is comprised of finished goods inventory. There was no reserve for excess and obsolete inventory recorded as of June 30, 2026 and December 31, 2025.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Indemnification
In the ordinary course of business, the Company includes in its agreements indemnification provisions of varying scope and terms pursuant to which it agrees to indemnify customers, channel partners, suppliers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. The term of these indemnification provisions generally survive the termination of the agreements indefinitely. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. No demands have ever been made upon the Company to provide indemnification under such agreements, and there are no claims under those indemnification terms that the Company is aware of that could have a material effect on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows. Accordingly, the Company had no liabilities recorded for these provisions as of June 30, 2026 and December 31, 2025.
Other Commitments
Other contractual commitments primarily consist of technology and cloud services related to the Company’s daily business operations. As of June 30, 2026, future minimum payments under the Company’s non-cancellable purchase commitments, for the years ended December 31, were as follows (in thousands):

Remainder of 2026	$4,568
2027	4,550
2028	2,011
2029	-
2030	-
Thereafter	-
Total	$11,129
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
6.Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Common and Preferred Stock
In connection with the closing of its IPO, on June 9, 2025, the Company’s restated certificate of incorporation was amended and restated to authorize 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of June 30, 2026.
The total shares of the Company’s common stock reserved for issuance on an as-converted basis are as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Outstanding RSUs	3,752	928
Common stock options outstanding	8,894	10,874
Common stock shares available for future grants	3,672	3,973
Shares available for purchase under the ESPP	1,706	1,121
Total shares of common stock reserved	18,024	16,896
Redeemable Convertible Preferred Stock
The Company previously issued shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO on June 9, 2025, all 118,218,801 shares of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, excluding shares issued upon the exercise of Series B and Series D convertible redeemable preferred stock warrants disclosed below, converted into an aggregate of 39,406,221 shares of the Company’s common stock (after adjusting the conversion ratios of the redeemable convertible preferred stock to give effect to the Reverse Stock Split), and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Following the IPO and as of June 30, 2026, no shares of redeemable convertible preferred stock were outstanding.

Redeemable Convertible Preferred Stock and Common Stock Warrants
The Company previously issued common and redeemable convertible preferred stock warrants in connection with certain notes payable and debt financing transactions. Following the closing of our IPO, all outstanding warrants were exercised. As of June 30, 2026 and December 31, 2025, no redeemable convertible preferred stock warrants or common stock warrants were outstanding.
As of June 30, 2025, the Company had outstanding warrants to purchase shares of the Company’s common stock that were classified as liabilities. The change in fair value for the three and six months ended June 30, 2025 resulted in a loss of $0.8 million and $1.2 million for all three instruments, respectively.
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
2025 Equity Incentive Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1. Under the 2025 Plan, 5,045,541 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of share-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other share-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2025 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2011 Plan (“Prior Plan Awards”) that become available for issuance under the applicable counting provisions following the effective date of the 2025 Plan and (ii) an annual increase on the first day of each calendar year beginning in calendar year 2026 and ending in calendar year 2035, equal to the lesser of (A) 5% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company’s board of directors;

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

provided, however, that no more than 15,136,624 shares of common stock may be issued upon the exercise of incentive stock options (“ISOs”). Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2025 Plan. The term of any stock option granted under the 2025 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. In conjunction with the effectiveness of the 2025 Plan, the 2011 Plan terminated, and no further awards will be granted under the 2011 Plan, although all outstanding awards under the 2011 Plan will continue to be governed by their existing terms. As of June 30, 2026 and December 31, 2025, 3,672,449 and 3,973,135 shares were available for future issuance pursuant to the 2025 Plan, respectively.
2025 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1,121,231 shares of the Company’s common stock. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Such payroll deductions will be expressed as a whole number percentage, and the accumulated deductions will be applied to the purchase of shares of common stock on each purchase date. However, a participant may not purchase more than 666 shares of common stock in each offering period and may not subscribe for more than $25,000 in fair market value of shares of common stock (determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period. Unless otherwise determined by the Company's board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first date of an offering or on the purchase date. The length of the offering periods under the ESPP will be determined by the plan administrator and may be up to 27 months long. The number of shares of the Company's common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2026 and continuing through December 31, 2035, by the lesser of (i) 1% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 6,727,388 shares of common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. As of June 30, 2026 and December 31, 2025, 1,706,431 and 1,121,231 shares were available for future issuance pursuant to the ESPP, respectively. Subsequent to June 30, 2026, the first offering period under the ESPP commenced as of August 1, 2026.
Share-based Compensation Expense
A summary of share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Services cost of revenue	$101	$33	$163	$71
Research and development	992	528	1,731	1,023
Sales and marketing	2,038	884	3,476	1,614
General and administrative	2,500	1,385	4,470	2,966
Total share-based compensation expense	$5,631	$2,830	$9,840	$5,674
As of June 30, 2026, there was approximately $13.2 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over the weighted-average period of 2.2 years using the straight-line method.
The Company’s RSUs vest based on the terms in the grant agreements and generally vest ratably over a period of between one and four years from the vesting commencement date.
A summary of unvested RSUs as of June 30, 2026 is as follows (in thousands, except per-share amounts):

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	925	$20.09
Granted	3,284	$13.77
Vested	(315)	$16.11
Canceled/Forfeited	(149)	$15.67
Unvested as of June 30, 2026	3,745	$15.06
As of June 30, 2026, there was approximately $53.9 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.5 years.
8.Related Party
Commercial Arrangements with Cigna and its Affiliates
The Company’s customers, channel partners, and vendors include affiliates of The Cigna Group, which beneficially owns more than 5% of the Company’s outstanding capital stock through Cigna Ventures, LLC. The Company has entered into agreements with these affiliates that, among other things, provide for the provision of the Company’s programs to eligible individuals covered by these affiliates and, in certain cases, for the provision of services by such affiliates in connection with the administration of the Company’s programs. The Company also has agreements with these affiliates for the provision of certain benefits provided to the Company’s employees. Pursuant to these agreements, in addition to the amounts disclosed in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows, affiliates of The Cigna Group made payments to the Company of $36.7 million and $35.8 million during the three months ended June 30, 2026 and 2025, respectively, and $85.0 million and $66.8 million during the six months ended June 30, 2026 and 2025, respectively Additionally, the Company made payments to affiliates of The Cigna Group of $8.4 million and $6.2 million during the three months ended June 30, 2026 and 2025, respectively and $16.3 million and $11.0 million during the six months ended June 30, 2026 and 2025, respectively.
9.Segment Reporting
The Company has one operating and reportable segment, which includes all virtual care program product offerings. The CODM manages the allocation of resources and assesses performance at the operating segment level.
The CODM reviews information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The CODM assesses performance and decides how to allocate resources based on components reported on the condensed consolidated statement of operations including consolidated net income (loss). The CODM uses net income (loss) to evaluate the return on assets and to determine investment opportunities related to development of new virtual care service offerings, new technologies, and platform enhancements. The CODM also uses net income (loss) to monitor budget versus actual results.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s segment net income (loss) and significant expenses for the three and six months ended June 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$87,835	$61,371	$165,883	$116,334
Cost of revenue (1)	24,048	21,065	53,403	44,128
Employee compensation (2)	41,763	32,194	78,742	60,914
Other segment items (3)	16,730	13,423	31,414	26,051
Consolidated net income (loss)	$5,294	$(5,311)	$2,324	$(14,759)
(1)Depreciation and amortization included in cost of revenue was $1.5 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2.9 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.
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
All of the Company’s long-lived assets were located in the U.S., and all revenue was earned in the U.S. as of December 31, 2025 and for the three and six months ended June 30, 2026 and 2025.
10.Income Taxes
The Company’s geographical distribution of its losses before provision for income taxes during each period relates to the U.S. The Company did not record a provision for income tax expense or benefit for the three and six months ended June 30, 2026 and 2025.
11.Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$5,294	$(5,311)	$2,324	$(14,759)
Denominator:
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, basic	59,685	21,971	59,306	15,107
Effect of dilutive potential common shares	4,262	-	5,039	-
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, diluted	63,947	21,971	64,345	15,107

Net income (loss) per share attributable to common stockholders, basic	$0.09	$(0.24)	$0.04	$(0.98)
Net income (loss) per share attributable to common stockholders, diluted	$0.08	$(0.24)	$0.04	$(0.98)
As the Company was in a net loss position for the three and six months ended June 30, 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per-share calculations because they would have been anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options outstanding	470	11,981	379	11,981
RSUs outstanding	794	630	794	630
Common stock warrants	-	43	-	43
Total	1,264	12,654	1,173	12,654
12. Subsequent Events
The Company has evaluated subsequent events for recognition and measurement purposes through August 7, 2026, which is the date the condensed consolidated financial statements were available to be issued.

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
Overview
Our mission is to bend the curve. Our hope is that, one day, tomorrow’s epidemiologists will notice a bend in disease curves, wonder what might be happening, and conclude that part of that impact has been Omada. As part of that mission, we strive to inspire and enable people to make lasting health changes on their own terms. We launched our initial program in diabetes prevention and weight health in 2012, with the goal of showing that a virtual program could achieve the same clinical results as its in-person archetype. Today, we offer cardiometabolic programs for prediabetes, diabetes, hypertension, and high cholesterol; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in our cardiometabolic programs (“GLP-1 Care Tracks”); a prescribing capability for GLP-1s and other anti-obesity medications (“AOMs”); and behavioral health support across all programs. As of June 30, 2026, we had approximately 1,091,000 total members enrolled in one or more programs.
Our virtual care programs are rooted in evidence and combine relationship-based, human-led clinical care with purpose-built technology. Our “Care Teams,” composed of health coaches, select relevant specialists, and licensed physical therapists, depending on the program, deliver healthcare to our members within the scope of their credentials. Our prescribing capability also incorporates third-party licensed obesity care providers for prescribing AOMs and related medication management, expanding the ways in which we can support customers and channel partners across a broader range of GLP-1 access models. Omada Care Teams are supported by our proprietary “Care Team Platform” that is purpose-built to magnify the impact of our Between-Visit Care model and drive operational excellence in a trusted and secure way. Broadly, our integrated technology platform supports activities across the entire lifecycle of our work with customers, channel partners, and members: from benefit eligibility confirmation and enrollment outreach to application and member onboarding, device management and fulfillment, member-facing tools and applications, Care Team tools, data capture and storage, and platform and billing infrastructure. The investments in our technology and Care Team Platform have enabled us to scale and serve over two million members since launch, while maintaining the ability to deliver an exceptional member experience, with high clinical quality and consistency.
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

	As of March 31,		As of June 30,
	2026	2025	2026	2025
Total Members	1,025,000	679,000	1,091,000	752,000
Key Components of Results of Operations
Revenue
We generate services revenue from our customers by providing access to our virtual care programs in which our Care Teams implement clinically validated behavior change protocols for individuals living with prediabetes and weight management issues, diabetes, hypertension, and high cholesterol (collectively referred to as “cardiometabolic” conditions) and MSK conditions over the term of the program. Our MSK program generally includes a fixed, upfront consultation fee and an additional fee for members that opt in to a physical therapist-guided treatment plan. We use a number of pricing models for our cardiometabolic programs. In general, our legacy pricing models for cardiometabolic programs may include a fixed, upfront enrollment fee and include variable monthly fees which are based on either outcomes or milestones for the respective member service period. In general, our latest pricing models for cardiometabolic programs are based on the respective member’s level of activity in the program. Each month, members that have completed a minimum number of qualifying activities during an agreed-upon backward-looking measurement period are considered billable members. The length of the measurement period and the qualifying activities may vary based on negotiations with customers and channel partners. Most activity measurement periods are defined as the preceding three or six months, and in most cases, members are considered active if they complete three activities during that period, such as logging in or interacting with the Omada mobile app, sending messages to Omada Care Team members, or recording metrics such as weight, blood pressure, or blood glucose values.
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
Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 79% and 76% of our revenue for the three months ended June 30, 2026 and 2025, respectively, and 79% and 75% for the six months ended June 30, 2026 and 2025, respectively.

Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of June 30, 2026 and December 31, 2025 or 10% or more of revenue as of and for the three and six months ended June 30, 2026 and 2025 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Partner A	15%	21%	31%	32%	32%	31%
Partner B	56%	45%	33%	33%	33%	32%
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

Under the OBBBA and newly enacted Section 174A of the Code, taxpayers may accelerate the recovery of previously capitalized domestic research and development expenditures that remained unamortized as of 2025, either entirely in 2025 or ratably over 2025 and 2026. We intend to elect to recover these costs ratably over 2025 and 2026 and recognized a deduction of approximately $36.1 million in 2025 to such expenditures.
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
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue
Services	$80,692	$56,960	$150,286	$106,456
Hardware	7,143	4,411	15,597	9,878
Total revenue	87,835	61,371	165,883	116,334
Cost of revenue
Services(1)(2)(3)	13,609	12,673	28,058	25,417
Hardware	10,439	8,392	25,345	18,711
Total cost of revenue	24,048	21,065	53,403	44,128
Gross profit	63,787	40,306	112,480	72,206
Operating expenses
Research and development(1)(3)	14,625	10,024	27,322	18,830
Sales and marketing(1)(2)(3)	29,888	22,318	56,675	42,488
General and administrative(1)(3)	15,725	12,308	29,715	23,628
Total operating expenses	60,238	44,650	113,712	84,946
Operating income (loss)	3,549	(4,344)	(1,232)	(12,740)
Other income (expense), net
Interest expense	(14)	(1,094)	(32)	(2,168)
Interest income	1,759	863	3,588	1,405
Change in fair value of warrant liabilities	-	(736)	-	(1,256)
Total other income (expense), net	1,745	(967)	3,556	(2,019)
Income (loss) before provision for income taxes	5,294	(5,311)	2,324	(14,759)
Provision for income taxes	-	-	-	-
Net income (loss) and comprehensive income (loss)	$5,294	$(5,311)	$2,324	$(14,759)

(1)Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of services revenue	$101	$33	$163	$71
Research and development	992	528	1,731	1,023
Sales and marketing	2,038	884	3,476	1,614
General and administrative	2,500	1,385	4,470	2,966
Total share-based compensation expense	$5,631	$2,830	$9,840	$5,674

(2)Includes amortization of intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of services revenue	$439	$439	$878	$878
Sales and marketing	—	31	—	94
Total amortization of intangible assets	$439	$470	$878	$972

(3)Includes depreciation and amortization as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of services revenue	$1,051	$786	$2,031	$1,527
Research and development	33	20	65	38
Sales and marketing	36	29	72	56
General and administrative	22	47	43	92
Total depreciation and amortization(i)	$1,142	$882	$2,211	$1,713

(i)Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized internal-use software costs.

Percentage of Revenue Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(as a percentage of revenue)
Revenue
Services	92%	93%	91%	92%
Hardware	8	7	9	8
Total Revenue	100	100	100	100
Cost of revenue
Services	15	21	17	22
Hardware	12	14	15	16
Total cost of revenue	27	35	32	38
Gross profit	73	65	68	62
Operating expenses
Research and development	17	16	16	16
Sales and marketing	34	36	34	37
General and administrative	18	20	18	20
Total operating expenses	69	72	68	73
Operating income (loss)	4	(7)	—	(11)
Other income (expense), net
Interest expense	—	(2)	—	(2)
Interest income	2	1	2	1
Change in fair value of warrant liabilities	—	(1)	—	(1)
Total other income (expense), net	2	(2)	2	(2)
Income (loss) before provision for income taxes	6	(9)	2	(13)
Provision for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	6%	(9)%	2%	(13)%
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Services	$80,692	$56,960	$23,732	42%	$150,286	$106,456	$43,830	41%
Hardware	7,143	4,411	2,732	62%	15,597	9,878	5,719	58%
Total revenue	$87,835	$61,371	$26,464	43%	$165,883	$116,334	$49,549	43%
Total revenue increased by $26.5 million, or 43%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Total revenue increased by $49.5 million, or 43% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Three Months Ended June 30, 2026 Compared with the Same Period in 2025
Services revenue increased by $23.7 million, or 42%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by an increase of $26.2 million related to growth in total members due to acquisition of new customers and channel partners, sales of additional programs to our existing customers and continued progress in enrollment effectiveness, with the average number of total members during the three months ended June 30, 2026 increasing by 48% compared to the average for the three months ended June 30, 2025. The increase was partially offset by a $2.4 million decrease primarily attributable to lower average service fees per member and a greater portion of revenue allocated to hardware, rather than services, due to incrementally higher device cost compared to prior year. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K.
Hardware revenue increased by $2.7 million, or 62%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by growth in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered, with the average number of total members during the three months ended June 30, 2026 increasing by 45% compared to the average for the three months ended June 30, 2025. The increase also reflects higher average hardware fees per member, due to a greater portion of revenue allocated to hardware as device costs increased year over year. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
Services revenue increased by $43.8 million, or 41%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by an increase of $49.8 million related to growth in total members due to acquisition of new customers and channel partners, sales of additional programs to our existing customers and continued progress in enrollment effectiveness, with the average number of total members during the six months ended June 30, 2026 increasing by 49% compared to the average for the six months ended June 30, 2025. The increase was partially offset by a $5.9 million decrease primarily attributable to lower average service fees per member, and a greater portion of revenue allocated to hardware, rather than services, due to incrementally higher device cost compared to prior year. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K.
Hardware revenue increased by $5.7 million, or 58%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a 45% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered. The increase also reflects higher average hardware fees per member, due to a greater portion of revenue allocated to hardware as device costs increased year over year. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Services	$13,609	$12,673	$936	7%	$28,058	$25,417	$2,641	10%
Hardware	10,439	8,392	2,047	24%	25,345	18,711	6,634	35%
Total cost of revenue	$24,048	$21,065	$2,983	14%	$53,403	$44,128	$9,275	21%
Total cost of revenue increased by $3.0 million, or 14%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Total cost of revenue increased by $9.3 million, or 21%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Three Months Ended June 30, 2026 Compared with the Same Period in 2025
Cost of services revenue increased by $0.9 million, or 7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $0.5 million increase in technology infrastructure expenses and a $0.3 million increase in depreciation and amortization.

Cost of hardware revenue increased by $2.0 million, or 24%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a 45% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, and fulfillment costs, which include tariffs, compared to the prior period.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
Cost of services revenue increased by $2.6 million, or 10%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $1.1 million increase in technology infrastructure expenses, a $1.0 million increase in personnel costs related to our Care Teams, reflecting additional care activities in onboarding the higher number of new members enrolled in our programs compared to the prior-year period and a $0.5 million increase in depreciation and amortization.
Cost of hardware revenue increased by $6.6 million, or 35%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a 45% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, and fulfillment costs, which include tariffs, compared to the prior period.
Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$63,787	$40,306	$23,481	58%	$112,480	$72,206	$40,274	56%
Gross margin	73%	66%		7ppt	68%	62%		6ppt
Three Months Ended June 30, 2026 Compared with the Same Period in 2025
Gross profit increased by $23.5 million, or 58%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, driven by a 45% increase in total members and by a decrease in personnel costs per total member needed to support enrolled members as a result of strategic efficiency initiatives such as improving the effectiveness of our Care Team interventions and Care Team time management (“Care Team efficiency initiatives”), as well as the expanded use of supporting technologies, such as tools that can surface helpful templates for our Care Team’s consideration in frequently recurring scenarios (“Care Team message support”).
Gross margin expanded by 7 percentage points for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
Gross profit increased by $40.3 million, or 58%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, driven by a 45% increase in total members and by a decrease in personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Gross margin expanded by 6 percentage points for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives as well as the expanded use of supporting technologies, such as tools for Care Team message support.

Operating Expenses
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Research and development	$14,625	$10,024	$4,601	46%	$27,322	$18,830	$8,492	45%
Three Months Ended June 30, 2026 Compared with the Same Period in 2025
Research and development expenses increased by $4.6 million, or 46%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $4.3 million increase in personnel costs related to an increase in headcount and a $0.4 million increase in technology infrastructure expenses, partially offset by a $0.1 million decrease in third-party consulting and professional services.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
Research and development expenses increased by $8.5 million, or 45%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $7.8 million increase in personnel costs related to an increase in headcount and a $0.8 million increase in technology infrastructure expenses.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$29,888	$22,318	$7,570	34%	$56,675	$42,488	$14,187	33%
Three Months Ended June 30, 2026 Compared with the Same Period in 2025
Sales and marketing expenses increased by $7.6 million, or 34%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $3.1 million increase in personnel costs related primarily to an increase in headcount, a $2.0 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $2.0 million increase in other marketing programs and sales commissions, and a $0.4 million increase in third-party consulting and professional services.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
Sales and marketing expenses increased by $14.2 million, or 33%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $5.1 million increase in personnel costs related primarily to an increase in headcount, a $4.8 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $3.2 million increase in other marketing programs and sales commissions, and a $1.0 million increase in third-party consulting and professional services.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
General and Administrative	$15,725	$12,308	$3,417	28%	$29,715	$23,628	$6,087	26%

Three Months Ended June 30, 2026 Compared with the Same Period in 2025
General and administrative expenses increased by $3.4 million, or 28%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a $1.7 million increase in personnel costs related to an increase in headcount, a $0.6 million increase in technology infrastructure expenses, a $0.5 million increase in professional and outside services costs, and a $0.5 million increase in bad debt expense.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
General and administrative expenses increased by $6.1 million, or 26%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a $4.1 million increase in personnel costs related to an increase in headcount, a $0.7 million increase in technology infrastructure expenses, a $0.7 million increase in bad debt expense, and a $0.6 million increase in business insurance expenses.
Other Income (Expense), Net
Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Interest Expense	$14	$1,094	$(1,080)	(99)%	$32	$2,168	$(2,136)	(99)%
Three Months Ended June 30, 2026 Compared with the Same Period in 2025
Interest expense decreased by $1.1 million, or 99%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to the extinguishment of our financing arrangements with MidCap Funding IV Trust on July 31, 2025, as discussed in “Liquidity and Capital Resources” below.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
Interest expense decreased by $2.1 million, or 99%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the extinguishment of our financing arrangements with MidCap Funding IV Trust on July 31, 2025, as discussed in “Liquidity and Capital Resources” below.
Interest Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Interest Income	$1,759	$863	$896	104%	$3,588	$1,405	$2,183	155%
Three Months Ended June 30, 2026 Compared with the Same Period in 2025
Interest income increased by $0.9 million, or 104%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
Interest income increased by $2.2 million, or 155%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.

Change in Fair Value of Warrant Liabilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of warrant liabilities	$—	$736	$(736)	(100)%	$—	$1,256	$(1,256)	(100)%
Three Months Ended June 30, 2026 Compared with the Same Period in 2025
The change in fair value of warrant liabilities decreased by $0.7 million, or 100%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by the cashless exercise of the convertible preferred stock and common stock warrants during the year ended December 31, 2025.
Six Months Ended June 30, 2026 Compared with the Same Period in 2025
The change in fair value of warrant liabilities decreased by $1.3 million, or 100%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the cashless exercise of the convertible preferred stock and common stock warrants during the year ended December 31, 2025.
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

Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from issuance of our redeemable convertible preferred stock and common stock, debt financing agreements, and cash generated from the sale of our products and services. On June 9, 2025, we completed our IPO and received proceeds of approximately $151.6 million, after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $221.7 million and working capital of $219.4 million. Cash and cash equivalents are composed of cash held in sweep accounts, checking accounts, and money market funds. Our principal use of cash is to fund our operations and invest in R&D to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past, as reflected in our accumulated deficit of $454.4 million as of June 30, 2026. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and R&D expenditures, the continuing market acceptance of our products and services, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and on acceptable terms, our business, results of operations, and financial condition could be materially and adversely affected. In June 2023, we entered into a financing arrangement with Physera, Inc., MidCap Funding IV Trust (“MidCap”), as administrative agent, MidCap Financial Trust, as term loan servicer, certain funds managed by MidCap, as lenders, and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”), for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million available for draw from October 2024 through March 2025 and a revolving line of credit facility (the “MidCap Revolving Facility”).
On July 31, 2025, we used a portion of the IPO proceeds to fully repay outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(7,827)	$(13,260)
Net cash used in investing activities	$(3,221)	$(2,499)
Net cash provided by financing activities	$10,724	$162,513
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

Net cash used in operating activities during the six months ended June 30, 2026 of $7.8 million was the result of a $2.3 million net income, adjusted for $16.1 million of non-cash adjustments and $26.2 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $9.8 million of share-based compensation expense, $3.1 million of depreciation and amortization expense, $1.9 million of amortization of deferred commissions, and a $1.2 million increase in the provision for credit losses. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $23.2 million increase in accounts receivable, a $4.4 million decrease in accrued expenses and other current liabilities, a $2.9 million increase in deferred commissions, a $0.1 million increase in other non-current assets, and a $0.3 million increase in prepaid and other current assets, partially offset by a $2.6 million increase in deferred revenue, a $1.5 million increase in accounts payable, and a $0.4 million decrease in inventory.
Net cash used in operating activities during the six months ended June 30, 2025 of $13.3 million was the result of a $14.8 million net loss, adjusted for $12.3 million of non-cash adjustments and $10.8 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $5.7 million of share-based compensation expense, $2.7 million of depreciation and amortization expense, $1.6 million of amortization of deferred commissions, $1.3 million increase in the fair value of warrant liabilities, a $0.5 million increase in the provision for credit losses, $0.4 million of amortization of operating lease right-of-use assets, and $0.3 million of amortization of debt issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $10.4 million increase in accounts receivable, a $4.8 million decrease in accrued expenses and other current liabilities, a $1.4 million increase in deferred commissions, a $0.9 million increase in prepaid and other current assets, a $0.4 million decrease in operating lease liabilities, and a $0.2 million increase in inventory, partially offset by a $6.0 million increase in deferred revenue, a $1.0 million increase in accounts payable, a $0.1 million decrease in other non-current assets, and a $0.1 million increase in other non-current liabilities.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 of $3.2 million was the result of capitalized internal-use software costs of $3.0 million and purchases of property and equipment of $0.2 million.
Net cash used in investing activities during the six months ended June 30, 2025 of $2.5 million was the result of capitalized internal-use software costs of $1.9 million and purchases of property and equipment of $0.6 million.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 of $10.7 million was the result of $11.4 million of proceeds from the exercise of stock options, partially offset by $0.7 million of taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities for the six months ended June 30, 2025 of $162.5 million was the result of $160.5 million of proceeds from the IPO net of underwriting discounts and commissions and $3.9 million of proceeds from the exercise of stock options, partially offset by $1.9 million of payments for deferred offering expenses.
Contractual Obligations and Other Commitments
Purchase commitments. Our unconditional purchase commitments primarily consist of technology and cloud services related to our daily business operations. As of June 30, 2026, we had $4.6 million of unconditional purchase commitments due in 2026 and $6.6 million due in 2027 and thereafter. The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Emerging Growth Company Status
We qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include: (i) being permitted to present only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Quarterly Report on Form 10-Q; (ii) reduced disclosure about our executive compensation arrangements; (iii) not being required to hold advisory votes on executive compensation or to obtain stockholder approval of any golden parachute arrangements not previously approved; (iv) an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002; and (v) an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $221.7 million as of June 30, 2026 and $222.0 million as of December 31, 2025. Our cash and cash equivalents consist of cash held in sweep accounts, checking accounts, and money market funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we currently anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of June 30, 2026. We may be exposed to further interest rate risk if we revise our strategy to invest in longer-term securities in the future.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting described below.
Previously Reported Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
As disclosed in Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K, we previously identified a material weakness in our internal control over financial reporting related to inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries. We have concluded that this material weakness existed because we did not have the necessary business processes, systems, personnel, and related internal controls. The deficiency identified did not result in a material misstatement to our financial statements.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures we are taking in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making a decision to invest in our common stock, including those described more fully below in this Quarterly Report on Form 10-Q. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, and prospects. This summary should be read in conjunction with the “Risk Factors” section in Part II, Item 1A of this report and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

•We have a limited operating history and have grown significantly in a short period of time. If we fail to manage our growth effectively, our business could be materially and adversely affected.

•We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

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
We have incurred net losses in the past and we may incur net losses in the future. For the three months ended June 30, 2026 and 2025, we incurred net income (loss) of $5.3 million and $(5.3) million, respectively, and for the year ended December 31, 2025, we incurred net losses of $12.8 million. As of June 30, 2026, we had an accumulated deficit of $454.4 million. We expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to consistently achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent, and intend to continue to spend, significant funds to develop our programs, to develop our customer support resources, to scale our offerings, and to recruit and retain key talent. Some of these investments may not yield the revenue gains we anticipate and reduce our operating margin. If our investments are not successful, and if we are unable to successfully develop, commercialize, and market our programs to customers and channel partners, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses in any particular period, we will not be able to achieve profitability in that period or maintain profitability in the future. Even if we do achieve profitability in future periods, we may not be able to sustain or increase profitability on a quarterly or annual basis, if at all. If we are unable to consistently achieve and maintain profitability on our anticipated timeline, or at all, the market value of our common stock will likely decline.

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
The virtual care market is relatively new, unproven, and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand, customer acceptance, and market adoption. Our future financial performance will depend in part on growth in this market and on our ability to adapt to emerging demands of our customers and channel partners and new lines of business. It is difficult to predict the future growth rate and size of our target market. The forecasts that we use to anticipate expected growth for our business and revenue rely on assumptions and metrics that are difficult to estimate accurately, including, but not limited, to anticipated enrollment rates, our number of enrolled members, our ability to secure and retain business from new customers and channel partners or to secure additional business from additional customers and channel partners, the anticipated timing of securing that business, member engagement levels in our programs, and member outcomes from our programs, and our assumptions and estimates may not be accurate. In addition, the estimates of market opportunity and forecasts of market growth included in the documents we file or furnish with the U.S. Securities and Exchange Commission (the “SEC”) from time to time, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all. Negative publicity concerning our programs, products prescribed through our offerings (see, for example, the risk factor titled “Public opinion and scrutiny of treatments for obesity and overweight may impact public perception of our company and offerings or may adversely affect our ability to conduct our business and our business plans” in this Part II, Item 1A, “Risk Factors” section), or our market as a whole could limit market acceptance of our programs. If our existing or potential customers, channel partners, and members do not perceive the benefits of our programs or products prescribed through our offerings, or if our programs do not drive member enrollment, then our market may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of existing and potential customers to increase their coverage of and support for our programs and our ability to demonstrate the value of our programs to our existing and potential customers and channel partners. If these entities do not recognize or acknowledge the benefits of our programs or products prescribed through our offerings, or if we are unable to reduce healthcare costs or drive positive health outcomes, then the market for our programs might not develop at all, or it might develop more slowly than we expect. In addition, negative publicity or negative customer or member sentiment regarding patient confidentiality, data privacy, AI, and cybersecurity in the context of technology-enabled healthcare or concerns experienced by us or our competitors could limit market acceptance of our programs. We face additional risks related to cybersecurity. See the risk factor titled “Our information technology (“IT”) systems and those of our affiliated professional entities, or those used by our third-party service providers, vendors, business partners, or other contractors or consultants, may fail or suffer cybersecurity incidents, data breaches, and other disruptions, which could result in a material disruption of our systems or programs, compromise confidential information related to our business or of our customers or channel partners, including protected health information (“PHI”) and other sensitive or personal information of employees, covered individuals, and members, or prevent us from accessing critical information, potentially exposing us to liability or otherwise materially and adversely affecting our business, financial condition, results of operations, and prospects” and other risks under the section titled “—Risks Relating to Cybersecurity, Information Systems, and Intellectual Property” in this Part II, Item 1A, “Risk Factors” section for further discussion.
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
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of digital health companies, including direct competition from competitors offering cardiometabolic programs, such as Hello Heart Inc., Lark Technologies, Inc., Livongo (via Teladoc Health, Inc.), Vida Health, Inc., and Virta Health Corp.; competitors offering only MSK programs, such as Hinge Health, Inc.; and those that offer both cardiometabolic and MSK programs, such as SWORD Health, Inc. and DarioHealth Corp. In some cases, our competitors also include enterprise companies that are focused on or may enter the healthcare industry generally, including initiatives and partnerships launched by these large companies, and those that offer point solutions for a single chronic condition. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed healthcare providers and health plans have in some cases developed their own platforms or tools and may provide these solutions at discounted prices. Competition from specialized software providers or device manufacturers, which may facilitate the collection of data but offer limited interpretation, feedback, or guidance, and other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product areas, which could negatively impact our sales, profitability, and market share. Consumer technology companies may also offer solutions that feature health coaching, health advice, or other health services that may affect the demand for our programs. Additionally, AI-native companies are launching offerings in the healthcare space, and we expect more companies to expand their AI tools into healthcare in the future. Consumers may also use general-purpose AI offerings, which are increasing in popularity, for health coaching, health advice, or other health services that may affect the demand for our programs.
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
Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more or larger channel partner relationships, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, longer operating histories, or significantly greater resources than we do and may be able to offer solutions similar to ours at a more attractive price than we can, or may be acquired by third parties with greater available resources. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain markets, which could create additional price pressure. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or requirements from customers and channel partners and may have the ability to initiate or withstand substantial price competition. Additionally, AI-native companies may be able to provide care or advice at much lower operating cost and innovate more quickly. In light of these factors, even if our programs are more effective than those of our competitors, existing or potential customers and channel partners may accept competitive solutions in lieu of purchasing our programs. If we are unable to successfully compete, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

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
In addition, some fees are subject to repayment pursuant to performance guarantees if certain clinical outcomes or other performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our programs, and other factors not entirely within our control. These clinical performance guarantees vary by program and track outcomes that are relevant to the specific condition or to savings, care utilization, and costs. We may agree to new and different performance guarantees in connection with existing programs or new offerings like those that may include prescribing. Currently, most clinical performance guarantees for Omada for Prevention & Weight Loss measure percentage weight loss; most clinical performance guarantees for Omada for Diabetes measure reduction in A1C; most clinical performance guarantees for Omada for Hypertension measure reduction in blood pressure; and most clinical performance guarantees for Omada for MSK measure cost savings associated with the program, reductions in a member’s intent to seek surgery, or reductions in pain.
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
We devote significant resources to establish and expand upon our relationships with employers, health plans, PBMs, health systems, government entities, and other existing and potential customers, channel partners, and strategic partners to offer and implement our programs. This is particularly so in the case of large organizations, including health plans and PBMs, and government entities, that often request or require specific features, functions, or integrations unique to their particular business processes. Accordingly, our results of operations will depend in substantial part on our ability to enroll individuals covered by our customers and channel partners to participate in our programs, deliver a successful experience for customers, channel partners, and members, and persuade existing and potential customers and channel partners to maintain and grow their relationship with us over time. Additionally, as our business grows, our costs in acquiring customers and channel partners could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to consistently achieve or maintain profitability. If we fail to achieve appropriate economies of scale, if our investments in these relationships fail to materialize, or if we fail to manage or anticipate the evolution and demand of our billing model, our enrollment rate may decrease, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
We incur significant upfront costs in establishing our relationships with members, and if we are unable to maintain member engagement over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
We devote significant resources to securing access to customers, channel partners, and their covered individuals, informing covered individuals that our programs are available to them, and enrolling covered individuals as members in our programs. We also incur significant upfront costs in providing devices and supplies to members upon enrollment in our programs. Accordingly, our results of operations and prospects will depend in substantial part on our ability to deliver a successful experience for members and maintain member engagement over time. Additionally, as our business grows, our upfront member acquisition and enrollment costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve sustained profitability. If we fail to achieve appropriate economies of scale, fail to maintain sufficient member engagement, or fail to manage or anticipate the evolution and demand of our billing model, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
A substantial portion of our sales comes from or through a limited number of customers and channel partners that operate as resellers.
Historically, we have relied on a limited number of customers, including employers, health plans, PBMs, health systems, government entities, and other entities that pay for the cost of our programs, and channel partners, including health plans and PBMs, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers. Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 79% and 76% of our revenue for the three months ended June 30, 2026 and 2025, respectively, and 79% and 75% for the six months ended June 30, 2026 and 2025, respectively, and 77% of our revenue for the year ended December 31, 2025. As of and for the three months ended June 30, 2026 we had one health plan or PBM that accounted for 15% of our accounts receivable, net and 31% of our revenue, and a second health plan or PBM that accounted for 56% of our accounts receivable, net and 33% of our revenue. For the six months ended June 30, 2026, we had one health plan or PBM that accounted for 32% of our revenue, and a second health plan or PBM that accounted for 33% of our revenue. As of and for the three months ended June 30, 2025, we had one health plan or PBM that accounted for 27% of our accounts receivable, net and 32% of our revenue, and a second health plan or PBM that accounted for 19% of our accounts receivable, net and 33% of our revenue. For the six months ended June 30, 2025, we had one health plan or PBM that accounted for 31% of our revenue, and a second health plan or

PBM that accounted for 32% of our revenue. For the year ended December 31, 2025, we had one health plan or PBM that accounted for 32% of our revenue, and a second health plan or PBM that accounted for 33% of our revenue. Each of these health plans or PBMs are affiliates of The Cigna Group. In general, our customers and channel partners work with us on a non-exclusive basis, and large customers or channel partners can have significant market power to negotiate terms and discounts. If we are unable to establish, maintain, or grow these relationships over time on favorable terms or if customers or channel partners refer business to our competitors instead, we are likely to generate less revenue and fail to recover these costs and our results of operations and prospects will suffer. The loss of any of our key customers or channel partners could negatively impact our revenue as we work to obtain new customers or establish replacement channel partner relationships. Contracts with our key customers and channel partners may be terminated before their term expires for various reasons, subject to certain conditions. For example, most of our contracts are terminable for convenience by our customers and channel partners, subject to a notice period. Certain contracts may be terminated immediately by the customer or channel partner if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs, or if we fail to comply with certain specified laws.
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

•performance standards;
•brand awareness and perception;
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
Customer and channel partner renewals may decline or fluctuate as a result of a number of factors, including the breadth of early deployment of our programs, meaningful reductions in our customers’ spending levels, changes in their business models and use cases, the actual or perceived clinical outcomes or cost savings of our programs, satisfaction or dissatisfaction with our programs among our customers and channel partners, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of economic conditions. Any prolonged shutdown of a significant portion of global economic activity or a downturn in the global or domestic economy, including as a result of a pandemic, epidemic or public health threat, would adversely affect the industries in which our customers and channel partners operate, which could adversely affect their willingness or ability to renew their agreements with us. If our customers or channel partners do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
Potential members’ failure to enroll after a customer or channel partner enters into an agreement with us could materially and adversely affect our business, financial condition, results of operations, and prospects.
We believe our future success will depend in part on our ability to increase both the speed and success of member enrollment, by improving our member outreach, engagement, and enrollment methodology, hiring and training qualified professionals, and increasing our ability to integrate into large-scale, complex technology environments. In some cases, customers and channel partners initially enter into an agreement with us for one or more of our programs, but, for a variety of potential reasons, covered individuals fail to ultimately enroll at the expected volume. For example, the conditions that our programs address may be less prevalent among the covered individuals than we expect and/or our customers and channel partners may provide limited contact information for outreach campaigns or otherwise not adequately enable or permit outreach campaigns to covered individuals generally or at our preferred timing. In addition, we rely on email outreach to enroll covered individuals, and from time to time, the interfaces, features, or policies of email applications, email service providers, mobile device operating systems, or other relevant software are altered or updated, which may adversely impact our ability to effectively reach covered individuals to facilitate their enrollment, and as a result, could materially and adversely affect member enrollment rates. For these and other reasons, our forecasts may not accurately estimate enrollment rates or the number of enrolled members. For additional information on the assumptions we rely on to anticipate expected growth for our business and revenue, see the risk factor titled “The market for our programs is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the U.S. is undergoing significant structural change, which makes it difficult to forecast demand for our programs” in this Part II, Item 1A, “Risk Factors” section. If we are unable to achieve the expected volume of member enrollment, or unable to do so in a timely manner, customers and channel partners are unlikely to renew their agreements with us and/or expand their agreements with us to include additional programs, and we would not be able to generate future revenue from those relationships, and our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
As of June 30, 2026, we employed 946 full-time employees, which includes our health coaches and other Care Team members as well as individuals across sales and marketing, research and development, and general and administrative functions. In the future, we expect to expand our managerial, clinical, scientific, technological, operational, finance, and other resources in order to manage our operations and continue our program development activities. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. In particular, we rely in large part on our Care Teams for the delivery of our programs, and we may be unable to scale our Care Teams efficiently to manage costs through economies of scale due to limitations on the number of members that our Care Teams are able to support. If we fail to do so, we may incur significant costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects, and negatively impact our ability to achieve or sustain profitability in the future.
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
•the outbreak of contagious diseases or other public health crises, including pandemics or epidemics;
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
Severe weather, natural disasters, and other catastrophic events, including pandemics, epidemics or other public health crises, earthquakes, tsunamis, hurricanes, floods, fires, explosions, accidents, power outages, cyberattacks, telecommunications failures, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, wars or other conflicts (including wars in Ukraine and the Middle East), sabotage, terrorist attacks, or other intentional acts of vandalism or misconduct could severely disrupt our operations, or the operations of third parties who supply the devices and other supplies provided in connection with our programs, connectivity of those devices, or services complementary to our programs, and have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We use AI, machine learning, and automated decision-making technologies (“ADMTs”), including our own and third-party AI and machine learning algorithms and models (collectively, “AI technologies”) throughout our business, and we are making significant investments in this area. For example, we use AI technologies to generate and surface insights to our Care Teams as part of our efforts to increase their efficiency and productivity and to power certain member-facing features of our programs intended to deliver only educational resources, recommendations, or support, in each case, for maintaining or encouraging a healthy lifestyle. This includes OmadaSpark, an AI-powered assistant that works directly with members alongside our Care Teams to support instant meal tracking and nutrition education, and Meal Map, an AI-driven nutrition experience that helps members understand the quality of their food choices.
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
In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI technologies. For example, the California Privacy Protection Agency has finalized regulations under the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2018 (collectively, the “CCPA”), regarding the use of automated decision-making and providing disclosures to consumers regarding such use. California also enacted a number of laws that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI and other transparency requirements. Other states have also passed AI-focused legislation, such as Colorado’s Automated Decision-Making Technology Act, which will require developers and deployers of ADMTs to provide notice and transparency around use of such technologies, Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and Illinois’ amendments to the Illinois Human Rights Act to prohibit the use of AI which has the effect of subjecting employees to discrimination on the basis of a protected characteristic, or that uses zip codes as a proxy for a protected characteristic. Many states have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes. However, the durability of these laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence” and the Trump Administration’s subsequent National Policy Framework for Artificial Intelligence issued in March 2026. This Executive Order and the subsequent framework establish a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order and framework direct federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive and how states will approach AI legislation moving forward.
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
We invest substantial resources in researching and developing new programs and enhancing our programs and platform by incorporating additional features, improving functionality, and adding other improvements to meet market demands and our members’ evolving needs. The success of any enhancements or improvements to our platform, programs, or any new programs depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our programs platform and third-party partners’ technologies, clinical results, cost effectiveness, and overall market acceptance. Our development of programs also depends on rights or interests in certain intellectual property, which we or third parties on which we rely may own or license. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform, programs, or any new programs that respond to continued changes in market demands or new requirements from customers or channel partners, and any enhancements or improvements to our platform, programs, or any new programs may not achieve market acceptance or may otherwise be negatively impacted by third-party actions that are outside of our control. For example, we have developed GLP-1 Care Tracks to support members who are engaged in one of our cardiometabolic programs to enable their success before, during, and after GLP-1 therapy, and we recently announced the capability to prescribe GLP-1 therapies and other AOMs as an extension of those offerings. The GLP-1 therapeutic space is new and rapidly evolving, and actions by employers, health plans, PBMs, pharmaceutical companies, and other third parties. including federal, state, or local governments, could negatively impact the adoption of our GLP-1 Care Tracks and prescribing offerings. For example, if pharmaceutical companies restrict cost rebates or other incentives for GLP-1s for employers who place conditions on the use of GLP-1s (such as participation in our program), market acceptance of our GLP-1 Care Tracks and prescribing offerings could be materially and adversely affected. Conversely, certain health plans, PBMs, employers, or other customers or channel partners may require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 medications. When health plans, PBMs, employers, or other customers or channel partners require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 prescriptions, we may provide data reporting that those customers and channel partners use in their review or adjudication of prescription requests and/or prescriptions necessary for obtaining the medications. If our data reporting or prescribing systems or processes are delayed, disrupted, or otherwise fail to work as intended, the prescription processes of our customers and channel partners may be negatively affected, which may result in delayed prescriptions or medications, which in turn could cause member harm or materially and adversely impact our relationships with customers and channel partners. Although, as of June 30, 2026, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan, members could react negatively to these requirements. Although these conditions are not imposed by Omada directly, members could nevertheless attribute these requirements to us and develop a negative perception of us or our programs and our business, which could harm our brand and reputation. Moreover, if the use of GLP-1 therapy for weight loss receives negative publicity and/or one or more GLP-1s are determined to be harmful, the use of GLP-1s for weight loss could decline, which would reduce demand for our GLP-1 Care Tracks and prescribing offerings and, in turn, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
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
•natural disasters, political and economic instability, including wars, terrorism, political unrest, public health threats, including pandemics, epidemics or outbreaks of disease, boycotts, curtailment of trade, and other market restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the Foreign Corrupt Practices Act (the “FCPA”).

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
We may accept payments from a limited number of members who pay member cost-sharing amounts, such as copayments, deductibles, or co-insurance, for our programs and pay those amounts through credit and debit card transactions. Payments received through third-party providers would subject us to compliance with the rules of the payment card networks (including the payment card industry data security standards) and laws and regulations governing electronic funds transfers, which could change or be reinterpreted to make compliance more difficult. To the extent a data breach of payment data occurs on our systems, or a third-party provider’s system, we may be liable for significant costs incurred by customers, channel partners, banks, and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. If we fail to adequately control fraudulent transactions in the event of any fraud, we may face civil liability, diminished public perception of our security measures, and significantly higher payment-related costs, each of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our programs and our business activities are subject to rigorous regulation in the jurisdictions in which we operate. In particular, these laws govern the delivery of healthcare, including regulations concerning health information privacy, scope of practice, licensure, the corporate practice of physical therapy or medicine, fraud and abuse, exclusion and debarment, anti-kickback obligations, false claims, patient referrals, fee splitting, regulation of devices, and other aspects of healthcare delivery, as well as requirements for coverage and reimbursement by private health insurance providers and government payers. Our business may be affected by changes in any such laws and regulations, as well as by changes to the conditions for coverage and member financial responsibility for certain types of healthcare, the way in which reimbursement is calculated, or the ability to obtain coverage. There are also numerous regulatory schemes, including with respect to certain data interoperability and information blocking requirements, that do not currently apply to our business; however, we could become subject to such regulatory schemes in the future as a result of regulatory changes.
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
In the ordinary course of our business, we and our affiliated professional entities collect and store confidential information, including PHI, personal information, intellectual property, and proprietary business information owned or controlled by ourselves or our customers, channel partners, members, covered individuals, third-party payers, business partners, and other parties. We also collect and store personal and sensitive information of our employees, consultants, and contractors. We manage and maintain our applications and data utilizing cloud-based data centers for personal information. We utilize external security and infrastructure vendors to manage parts of our data centers. As a healthcare provider and, at times, a business associate of our customers and channel partners, we, our affiliated professional entities, and certain of our business partners and service providers must comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We also must comply with HIPAA in regard to certain of our self-insured health benefits for our employees and their dependents. HIPAA establishes privacy and security standards that limit the use and disclosure of PHI and imposes privacy, security, and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. We, our affiliated professional entities, and certain of our business partners and service providers must comply with HIPAA requirements, including the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information.

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
The laws of many states, including states in which many of our customers and channel partners are located, prohibit us from exercising control over the medical judgments or decisions of physical therapists and certain medical professionals and from engaging in certain financial arrangements, such as splitting professional fees with such licensed professionals. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion, and are subject to change and to evolving interpretations by the applicable state boards of physical therapy or medicine, and state attorneys general, among others. We enter into agreements with our affiliated and other professional entities, which in turn enter into contracts with licensed providers pursuant to which they render professional services. Our agreements include management services agreements with those professional practices pursuant to which the professional entity reserves exclusive control and responsibility for all aspects of the practice of physical therapy and the delivery of medical services. In addition, we enter into contracts with our customers and channel partners on behalf of these professional practices to deliver professional services in exchange for fees. In connection with the launch of our new prescribing offering, we have contracted with a third-party telehealth provider and will enter into new agreements with affiliated professional entities. Changes in, or subsequent interpretations of, the corporate practice of physical therapy or medicine, or fee-splitting prohibitions could circumscribe our business operations, and state officials who administer these laws or other third parties may successfully challenge our existing organization and contractual arrangements. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our affiliated and other professional entities to comply with these statutes, could eliminate customers and channel partners located in certain states from the market for our programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects. State corporate practice of physical therapy and medicine doctrines also often impose penalties on the licensed professionals themselves for aiding the corporate practice of such learned profession, which could discourage providers from providing services needed for our programs. We do not own our affiliated professional entities, which are wholly owned by licensed healthcare professionals. While we expect that this relationship will continue, we cannot guarantee that it will. A material change in our relationship with our affiliated or other professional entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our members and could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, the arrangement in which we have entered to comply with state corporate practice of physical therapy and medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud, waste, and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with our affiliated or other professional entities could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Recent political, economic, and regulatory influences are subjecting the healthcare industry to fundamental changes. Federal and state governments in the U.S. and foreign governments continue to propose and pass legislation and regulations designed to contain or reduce the cost of healthcare, improve quality of care, and expand access to healthcare. For example, the Patient Protection and Affordable Care Act, as amended by the ACA, made major changes in, and continues to impact, how healthcare is delivered and reimbursed and increased access to health insurance by the uninsured and underinsured population of the U.S. The ACA, among other things, increased the number of individuals eligible for Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud, waste, and abuse laws, and encouraged the use of IT.
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
We have incurred substantial losses during our history. U.S. federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017 may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually for tax years beginning after December 31, 2020.
Realization of these NOLs depends on future taxable income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future taxable income, which could adversely affect our results of operations.
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as tax credits) to offset its post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our results of operations or financial condition, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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
Our management identified a material weakness in our internal control over financial reporting as of December 31, 2025, as described in “Controls and Procedures” in Part I, Item 4 of this Quarterly Report on Form 10-Q. A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified control deficiencies related to inadequate formalized processes and control activities to support the financial close and reporting process, including the review of financial information, account analysis, and journal entries. The material weakness resulted in adjustments to the financial statements for the year ended December 31, 2025, and, together with certain other material weaknesses previously identified that have since been remediated, the financial statements for the year ended December 31, 2023 and 2024.
As previously disclosed, the Company, with the oversight of the Audit Committee of the Board of Directors, began implementing a remediation plan to address the material weakness during the fiscal year 2025. Management subsequently concluded that, as of December 31, 2025, this remediation of our material weakness plan required further enhancement, validation, and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
In continuing to address the material weakness, we are committed to improving our internal control over financial reporting by implementing a remediation plan that includes:
•continuing the process of implementing, enhancing, and formalizing control activities related to significant accounts and disclosures; and
•investing in additional technology infrastructure and refinement to enhance monitoring of financial transactions and exceptions and to promote related data integrity.
Our remediation actions are subject to ongoing review by our senior management and oversight from our audit committee. We will not be able to conclude whether these remediation actions will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the exhibit index included herewith and are incorporated by reference herein.

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Restated Certificate of Incorporation.	8-K	6/9/2025	3.1

3.2	Amended and Restated Bylaws.	8-K	6/9/2025	3.2

4.1	Form of Common Stock Certificate.	S-1	5/9/2025	4.2

4.2	Amended and Restated Investors’ Rights Agreement, dated December 22, 2021, by and among Omada Health, Inc. and the investors listed therein.	S-1	5/9/2025	4.3

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
The following financial information from Omada, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

_____________

*The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of Omada Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMADA HEALTH, INC.

Date: August 7, 2026	By:	/s/ Steve Cook
Steve Cook Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)