Form 10-Q
period 2026-09-30
Omada Health, Inc.
filed 2026-11-06
CIK 1611115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐   No ☒

The registrant had 62,037,725 shares of common stock, $0.001 par value per share, outstanding as of November 3, 2026.

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

Item 1. Financial Statements (unaudited)
OMADA HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share data, unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$243,151	$222,036
Accounts receivable, net (1)	48,193	34,585
Inventory	4,880	4,486
Deferred commissions, current	3,951	3,539
Prepaid expenses and other current assets (2)	14,887	8,288
Total current assets	315,062	272,934
Property and equipment, net	9,738	7,942
Deferred commissions, non-current	8,984	8,711
Intangible assets, net	1,097	2,414
Goodwill	13,240	13,240
Other assets	417	165
Total assets	$348,538	$305,406

Liabilities and stockholders’ equity
Current liabilities
Accounts payable (3)	$8,385	$10,276
Accrued expenses and other current liabilities (4)	41,159	40,392
Deferred revenue (5)	25,835	25,058
Total current liabilities	75,379	75,726
Other liabilities, non-current	-	-
Total liabilities	75,379	75,726
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.001 par value per share; 750,000 and 750,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 61,996 and 58,429 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	62	58
Additional paid-in capital	720,966	686,366
Accumulated deficit	(447,869)	(456,744)
Total stockholders’ equity	273,159	229,680
Total liabilities and stockholders’ equity	$348,538	$305,406
(1)Includes amounts from a related party of $29.0 million and $22.8 million as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes amounts from a related party of $0.4 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.
(3)Includes amounts from a related party of $1.1 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively.
(4)Includes amounts from a related party of $4.2 million and $4.9 million as of September 30, 2026 and December 31, 2025, respectively.
(5)Includes amounts from a related party of $19.2 million and $18.8 million as of September 30, 2026 and December 31, 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per-share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Services (1)	$85,106	$62,936	$235,392	$169,392
Hardware (2)	6,200	5,094	21,797	14,972
Total revenue	91,306	68,030	257,189	184,364
Cost of revenue
Services (3)	13,174	12,654	41,232	38,071
Hardware	8,850	10,305	34,195	29,016
Total cost of revenue	22,024	22,959	75,427	67,087
Gross profit	69,282	45,071	181,762	117,277
Operating expenses
Research and development (4)	15,271	10,301	42,593	29,131
Sales and marketing (5)	29,107	22,943	85,782	65,431
General and administrative (6)	20,084	14,340	49,799	37,968
Total operating expenses	64,462	47,584	178,174	132,530
Operating income (loss)	4,820	(2,513)	3,588	(15,253)
Other income (expense), net
Interest expense	(262)	(353)	(294)	(2,521)
Interest income	1,993	2,009	5,581	3,414
Loss on debt extinguishment	-	(2,109)	-	(2,109)
Change in fair value of warrant liabilities	-	(212)	-	(1,468)
Total other income (expense), net	1,731	(665)	5,287	(2,684)
Income (loss) before provision for income taxes	6,551	(3,178)	8,875	(17,937)
Provision for income taxes	-	-	-	-
Net income (loss) and comprehensive income (loss)	$6,551	$(3,178)	$8,875	$(17,937)

Net income (loss) per share
Basic	$0.11	$(0.06)	$0.15	$(0.61)
Diluted	$0.10	$(0.06)	$0.14	$(0.61)

Weighted-average shares outstanding
Basic	61,499	57,658	60,045	29,421
Diluted	67,121	57,658	64,561	29,421
(1)Includes amounts from a related party of $53.7 million and $41.8 million for the three months ended September 30, 2026 and 2025, respectively, and $151.1 million and $108.2 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes amounts from a related party of $4.0 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $13.9 million and $9.0 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)Includes amounts from a related party of $1.4 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively, and $4.1 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively.
(4)Includes amounts from a related party of $0.9 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(5)Includes amounts from a related party of $8.7 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $25.6 million and $19.3 million for the nine months ended September 30, 2026 and 2025, respectively.
(6)Includes amounts from a related party of $0.4 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, unaudited)

	Three and Nine Months Ended September 30, 2026
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	-	$-	58,429	$58	$686,366	$(456,744)	$229,680
Issuance of common stock upon exercise of stock options	-	-	781	1	3,246	-	3,247
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for employee taxes	-	-	30	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	-	-	(127)	-	(127)
Share-based compensation expense	-	-	-	-	4,288	-	4,288
Net loss and comprehensive loss	-	-	-	-	-	(2,970)	(2,970)
Balance as of March 31, 2026	-	$-	59,240	$59	$693,773	$(459,714)	$234,118
Issuance of common stock upon exercise of stock options	-	-	1,125	2	8,135	-	8,137
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for employee taxes	-	-	241	-	-	-	-
Taxes paid related to net share settlement of equity awards	-	-	-	-	(533)	-	(533)
Share-based compensation expense	-	-	-	-	5,723	-	5,723
Net income and comprehensive income	-	-	-	-	-	5,294	5,294
Balance as of June 30, 2026	-	$-	60,606	$61	$707,098	$(454,420)	$252,739
Issuance of common stock upon exercise of stock options	-	-	1,203	1	8,599		8,600
Issuance of common stock upon settlement of restricted stock units, net of shares withheld for employee taxes	-	-	187	-	-		-
Taxes paid related to net share settlement of equity awards	-	-	-	-	(668)		(668)
Share-based compensation expense	-	-	-	-	5,937		5,937
Net income and comprehensive income	-	-	-	-	-	6,551	6,551
Balance as of September 30, 2026	-	$-	61,996	$62	$720,966	$(447,869)	$273,159
See accompanying notes to unaudited condensed consolidated financial statements.
5

	Three and Nine Months Ended September 30, 2025
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	118,219	$449,034	8,157	$8	$59,555	$(443,966)	$(384,403)
Issuance of common stock upon exercise of stock options	-	-	205	-	919	-	919
Share-based compensation expense	-	-	-	-	2,883	-	2,883
Net loss and comprehensive loss	-	-	-	-	-	(9,448)	(9,448)
Balance as of March 31, 2025	118,219	$449,034	8,362	$8	$63,357	$(453,414)	$(390,049)
Issuance of common stock upon exercise of stock options	-	-	392	-	2,989	-	2,989
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	-	-	9,085	9	151,591	-	151,600
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(118,446)	(452,112)	39,482	39	452,073	-	452,112
Automatic cashless exercise of all outstanding Series B redeemable convertible preferred stock warrants	92	493	-	-	-	-	-
Cashless exercise of all outstanding Series D redeemable convertible preferred stock warrants	135	2,585	-	-	-	-	-
Share-based compensation expense	-		-	-	2,873	-	2,873
Net loss and comprehensive loss	-		-	-	-	(5,311)	(5,311)
Balance as of June 30, 2025	-	$-	57,321	$56	$672,883	$(458,725)	$214,214
Issuance of common stock upon exercise of stock options	-	-	504	2	2,297	-	2,299
Issuance of common stock upon settlement of restricted stock units, net	-	-	26	-	(214)	-	(214)
Cashless exercise of all outstanding common stock warrants	-	-	35	-	642	-	642
Share-based compensation expense	-	-	-	-	3,583	-	3,583
Net loss and comprehensive loss	-	-	-	-	-	(3,178)	(3,178)
Balance as of September 30, 2025	-	$-	57,887	$58	$679,191	$(461,903)	$217,346
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$8,875	$(17,937)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,770	4,044
Share-based compensation	15,691	9,210
Loss on debt extinguishment	-	2,109
Loss on disposal of property and equipment	54	2
Amortization of debt issuance costs	-	285
Non-cash operating lease expense	-	447
Change in fair value of warrant liabilities	-	1,468
Provision for credit losses (1)	2,316	1,485
Amortization of deferred commissions	2,898	2,467
Changes in operating assets and liabilities
Accounts receivable (2)	(15,924)	(19,514)
Inventory	(394)	148
Prepaid expenses and other current assets (3)	(6,599)	(1,570)
Deferred commissions	(3,583)	(2,319)
Other non-current assets	(252)	181
Accounts payable (4)	(2,083)	1,373
Operating lease liabilities	-	(415)
Accrued expenses and other current liabilities (5)	767	7,782
Deferred revenue (6)	777	7,627
Net cash provided by (used in) operating activities	7,313	(3,127)

Investing activities
Purchases of property and equipment	(342)	(1,123)
Capitalized internal-use software costs	(4,512)	(3,363)
Net cash used in investing activities	(4,854)	(4,486)

Financing activities
Proceeds from exercise of stock options	19,984	5,993
Taxes paid related to net share settlement of equity awards	(1,328)	-
Payment of deferred offering costs	-	(4,284)
Repayment of debt principal	-	(30,963)
Payment of debt extinguishment costs	-	(1,430)
Proceeds from initial public offering, net of underwriting discounts and commissions	-	160,532
Net cash provided by financing activities	18,656	129,848

Net increase in cash and cash equivalents	21,115	122,235
Cash and cash equivalents at beginning of period	222,036	76,392
Cash and cash equivalents at end of period	$243,151	$198,627
(1)Includes changes in related party balances of $1.4 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes changes in related party balances of $7.7 million and $15.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(3)Includes changes in related party balances of less than $0.1 million and $0 for the nine months ended September 30, 2026 and 2025, respectively.
(4)Includes changes in related party balances of $0.1 million and $0 for the nine months ended September 30, 2026 and 2025, respectively.
(5)Includes changes in related party balances of $0.7 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.
(6)Includes changes in related party balances of $0.4 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$30	$2,420

Supplemental disclosure of noncash investing and financing activities
Share-based compensation expense capitalized in internal-use software	$257	$129
Unpaid property and equipment included in accounts payable	208	-
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series B redeemable convertible preferred stock warrant exercise	-	493
Net share settlement of redeemable convertible preferred stock warrant liability in connection with Series D redeemable convertible preferred stock warrant exercise	-	3,227
Net share settlement of common stock warrant liability	-	647
Conversion of redeemable convertible preferred stock in connection with initial public offering	-	452,113
See accompanying notes to unaudited condensed consolidated financial statements.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of Omada Health, Inc., its subsidiary, Physera, Inc., a former subsidiary of Omada Health, Inc. which was dissolved as of September 30, 2026, and a professional corporation, Physera Physical Therapy Group, PC (“PPTG” or the “professional corporation”), which was determined to be a variable interest entity (“VIE”) for which Omada is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in the opinion of management, all the adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods but are not necessarily indicative of the results expected for the full year or any other period.
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
The condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 include assets of the consolidated VIE, which can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE. As of September 30, 2026, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.7 million, and liabilities of the consolidated VIE totaled $0.2 million. As of December 31, 2025, after the elimination of intercompany transaction balances, assets of the consolidated VIE totaled $0.8 million, and liabilities of the consolidated VIE totaled $0.2 million.

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
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from the audited consolidated financial statements for the fiscal year ended December 31, 2025, included in the Annual Report filed with the SEC on March 6, 2026.
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
Concentrations of credit risk with respect to accounts receivable are primarily limited to certain customers and channel partners to which the Company makes substantial sales. Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of September 30, 2026 and December 31, 2025, or 10% or more of revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Partner A	18%	21%	30%	32%	31%	31%
Partner B	42%	45%	33%	34%	33%	32%
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
Contract Assets
Contract assets include amounts related to the Company’s enforceable right to consideration for completed performance obligations that cannot be invoiced yet under the terms of the contract. Contract assets relate primarily to hardware revenue that is recognized upon shipment and has not yet been invoiced. The contract assets are reclassified to accounts receivable, net when the rights to payment become unconditional. As of September 30, 2026 and December 31, 2025, the Company had $0.8 million and $0.6 million short-term contract assets, respectively, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Deferred Revenue
Deferred revenue consists primarily of payments received and accounts receivable recorded in advance of the delivery or completion of the services. Deferred revenue associated with upfront payments for enrollment is generally recognized over the estimated benefit period to the member of twelve months. As of September 30, 2026 and December 31, 2025, deferred revenue was classified as a current liability based on the anticipated recognition period of twelve months or less. During the nine months ended September 30, 2026, the Company recognized revenue of $23.8 million that was included in the deferred revenue balance at the beginning of the year.
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
3.Fair Value Measurements
The following table presents information about the Company’s financial assets measured at fair value on a recurring basis based on the fair value hierarchy as follows (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$226,982	$-	$-	$226,982
Total	$226,982	$-	$-	$226,982

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$206,018	$-	$-	$206,018
Total	$206,018	$-	$-	$206,018

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Level 3 liabilities that were measured at fair value on a recurring basis consisted of Series B and D redeemable convertible preferred stock warrant liabilities and common stock warrant liabilities associated with warrants issued in connection with the Company’s financing arrangements that were cashless exercised and converted to the Company’s common stock during the year ended December 31, 2025. The Company recognized losses on the changes in the fair value of convertible preferred stock warrants and common stock warrants of $0.2 million and $1.5 million during the three and nine months ended September 30, 2025, respectively. No preferred stock warrant liabilities and common stock warrant liabilities remained outstanding as of September 30, 2026.
The Company recognizes transfers among Level 1, Level 2, and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers. There were no transfers between fair value measurement levels during the periods presented.
4.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consists of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Billed accounts receivable	$24,616	$13,563
Unbilled accounts receivable	27,000	22,182
Allowance for credit losses	(3,423)	(1,160)
Total accounts receivable, net	$48,193	$34,585
A roll forward of the Company’s allowance for credit losses is as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance at beginning of period	$(1,835)	$(1,418)
Provision for credit losses, net	(1,127)	(995)
Other adjustments and write-offs	(461)	1,127
Balance at end of period	$(3,423)	$(1,286)

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$(1,160)	$(1,985)
Provision for credit losses, net	(2,316)	(1,485)
Other adjustments and write-offs	53	2,184
Balance at end of period	$(3,423)	$(1,286)
Inventory
Inventory is comprised of finished goods inventory. There was no reserve for excess and obsolete inventory recorded as of September 30, 2026 and December 31, 2025.

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
Indemnification
In the ordinary course of business, the Company includes in its agreements indemnification provisions of varying scope and terms pursuant to which it agrees to indemnify customers, channel partners, suppliers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. The term of these indemnification provisions generally survive the termination of the agreements indefinitely. The maximum potential amount of future payments the Company could be required to make under these arrangements is not determinable. No demands have ever been made upon the Company to provide indemnification under such agreements, and there are no claims under those indemnification terms that the Company is aware of that could have a material effect on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, or condensed consolidated statements of cash flows. Accordingly, the Company had no liabilities recorded for these provisions as of September 30, 2026 and December 31, 2025.
Other Commitments
Other contractual commitments primarily consist of technology and cloud services related to the Company’s daily business operations. As of September 30, 2026, future minimum payments under the Company’s non-cancellable purchase commitments, for the years ended December 31, were as follows (in thousands):

Remainder of 2026	$2,365
2027	5,539
2028	2,228
2029	29
2030	-
Thereafter	-
Total	$10,161
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
6.Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Common and Preferred Stock
In connection with the closing of its IPO, on June 9, 2025, the Company’s restated certificate of incorporation was amended and restated to authorize 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. No shares of preferred stock were outstanding as of September 30, 2026.
The total shares of the Company’s common stock reserved for issuance on an as-converted basis are as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Outstanding RSUs	3,595	928
Common stock options outstanding	7,631	10,874
Common stock shares available for future grants	3,479	3,973
Shares available for purchase under the ESPP	1,706	1,121
Total shares of common stock reserved	16,411	16,896
Redeemable Convertible Preferred Stock
The Company previously issued shares of redeemable convertible preferred stock. Immediately prior to the closing of the IPO on June 9, 2025, all 118,218,801 shares of the Company’s Series A, Series B, Series C, Series C-1, Series D, Series D-1, and Series E redeemable convertible preferred stock, excluding shares issued upon the exercise of Series B and Series D convertible redeemable preferred stock warrants disclosed below, converted into an aggregate of 39,406,221 shares of the Company’s common stock (after adjusting the conversion ratios of the redeemable convertible preferred stock to give effect to the Reverse Stock Split), and such shares of redeemable convertible preferred stock were cancelled, retired, and eliminated from the shares of stock that the Company is authorized to issue and shall not be reissued by the Company. Following the IPO and as of September 30, 2026, no shares of redeemable convertible preferred stock were outstanding.

Redeemable Convertible Preferred Stock and Common Stock Warrants
The Company previously issued common and redeemable convertible preferred stock warrants in connection with certain notes payable and debt financing transactions. Following the closing of our IPO, all outstanding warrants were exercised. As of September 30, 2026 and December 31, 2025, no redeemable convertible preferred stock warrants or common stock warrants were outstanding.
As of September 30, 2025, the Company had no outstanding common stock warrants. The change in fair value for the three and nine months ended September 30, 2025 resulted in a loss of $0.2 million and $1.5 million for all three instruments, respectively.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
2025 Equity Incentive Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Incentive Award Plan (the “2025 Plan”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1. Under the 2025 Plan, 5,045,541 shares of the Company’s common stock were initially reserved for issuance pursuant to a variety of share-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, and other share-based awards. The number of shares initially reserved for issuance pursuant to awards under the 2025 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2011 Plan (“Prior Plan Awards”) that become available for issuance under the applicable counting provisions following the effective date of the 2025 Plan and (ii) an annual increase on the first day of each calendar year beginning in calendar year 2026 and ending in calendar year 2035, equal to the lesser of (A) 5% of the shares of the Company’s common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by the Company’s board of directors; provided, however, that no more than 15,136,624 shares of common stock may be issued upon the exercise of incentive stock options (“ISOs”). Terms of stock awards, including vesting requirements, are determined by the Company’s board of directors or by a committee authorized by the Company’s board of directors, subject to provisions of the 2025 Plan. The term of any stock option granted under the 2025 Plan cannot exceed ten years. Generally, awards granted by the Company vest over four years, but may be granted with different vesting terms. In conjunction with the effectiveness of the 2025 Plan, the 2011 Plan terminated, and no further awards will be granted under the 2011 Plan, although all outstanding awards under the 2011 Plan will continue to be governed by their existing terms. As of September 30, 2026 and December 31, 2025, 3,478,528 and 3,973,135 shares were available for future issuance pursuant to the 2025 Plan, respectively.
2025 Employee Stock Purchase Plan
In connection with the IPO, the Company’s board of directors adopted, and its stockholders approved, the 2025 Employee Stock Purchase Plan (the “ESPP”), which became effective on the day prior to the effectiveness of the Company’s Registration Statement on Form S-1, with an initial reserve of 1,121,231 shares of the Company’s common stock. The ESPP allows eligible employees to purchase shares of the Company's common stock at a discount through payroll deductions of up to 15% of their compensation, subject to plan limitations. Such payroll deductions will be expressed as a whole number percentage, and the accumulated deductions will be applied to the purchase of shares of common stock on each purchase date. However, a participant may not purchase more than 666 shares of common stock in each offering period and may not subscribe for more than $25,000 in fair market value of shares of common stock (determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period. Unless otherwise determined by the Company's board of directors, employees are able to purchase shares at 85% of the lower of the fair market value of the Company's common stock on the first date of an offering or on the purchase date. The number of shares of the Company's common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2026 and continuing through December 31, 2035, by the lesser of (i) 1% of the shares of common stock outstanding (on an as-converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares of common stock as determined by the board of directors; provided, however, no more than 6,727,388 shares of common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares. As of September 30, 2026 and December 31, 2025, 1,706,431 and 1,121,231 shares were available for future issuance pursuant to the ESPP, respectively. The first offering period under the ESPP commenced on August 1, 2026.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Share-based Compensation Expense
A summary of share-based compensation expense recognized in the condensed consolidated statement of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services cost of revenue	$121	$33	$284	$104
Research and development	1,053	611	2,784	1,634
Sales and marketing	2,058	1,049	5,534	2,663
General and administrative	2,619	1,843	7,089	4,809
Total share-based compensation expense	$5,851	$3,536	$15,691	$9,210
As of September 30, 2026, there was approximately $11.2 million of total unrecognized share-based compensation costs related to unvested stock options, which is expected to be recognized over the weighted-average period of 2.0 years using the straight-line method.
The Company’s RSUs vest based on the terms in the grant agreements and generally vest ratably over a period of between one and four years from the vesting commencement date.
A summary of unvested RSUs as of September 30, 2026 is as follows (in thousands, except per-share amounts):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	925	$20.09
Granted	3,429	14.1
Vested	(535)	15.75
Canceled/Forfeited	(234)	15.83
Unvested as of September 30, 2026	3,585	$15.28
As of September 30, 2026, there was approximately $51.6 million of unrecognized share-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3.3 years.
8.Related Party
Commercial Arrangements with Cigna and its Affiliates
The Company’s customers, channel partners, and vendors include affiliates of The Cigna Group, which beneficially owns more than 5% of the Company’s outstanding capital stock through Cigna Ventures, LLC. The Company has entered into agreements with these affiliates that, among other things, provide for the provision of the Company’s programs to eligible individuals covered by these affiliates and, in certain cases, for the provision of services by such affiliates in connection with the administration of the Company’s programs. The Company also has agreements with these affiliates for the provision of certain benefits provided to the Company’s employees. Pursuant to these agreements, in addition to the amounts disclosed in the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), and condensed consolidated statements of cash flows, affiliates of The Cigna Group made payments to the Company of $60.0 million and $37.5 million during the three months ended September 30, 2026 and 2025, respectively, and $145.0 million and $104.3 million during the nine months ended September 30, 2026 and 2025, respectively. Additionally, the Company made payments to affiliates of The Cigna Group of $6.6 million and $6.7 million during the three months ended September 30, 2026 and 2025, respectively, and $22.8 million and $17.6 million during the nine months ended September 30, 2026 and 2025, respectively.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The Company’s segment net income (loss) and significant expenses for the three and nine months ended September 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$91,306	$68,030	$257,189	$184,364
Cost of revenue (1)	22,024	22,959	75,427	67,087
Employee compensation (2)	42,283	32,834	121,025	93,748
Other segment items (3)	20,448	15,415	51,862	41,466
Consolidated net income (loss)	$6,551	$(3,178)	$8,875	$(17,937)
(1)Depreciation and amortization included in cost of revenue was $1.6 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $4.5 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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
All of the Company’s long-lived assets were located in the U.S., and all revenue was earned in the U.S. as of December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025.
10.Income Taxes
The Company’s geographical distribution of its losses before provision for income taxes during each period relates to the U.S. The Company did not record a provision for income tax expense or benefit for the three and nine months ended September 30, 2026 and 2025.

OMADA HEALTH, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11.Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders	$6,551	$(3,178)	$8,875	$(17,937)
Denominator:
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, basic	61,499	57,658	60,045	29,421
Effect of dilutive potential common shares	5,622	-	4,516	-
Weighted-average number of shares used in computing net income (loss) per share attributable to common stockholders, diluted	67,121	57,658	64,561	29,421

Net income (loss) per share attributable to common stockholders, basic	$0.11	$(0.06)	$0.15	$(0.61)
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(0.06)	$0.14	$(0.61)
As the Company was in a net loss position for the three and nine months ended September 30, 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per-share calculations because they would have been anti-dilutive were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock options outstanding	120	11,440	120	11,440
RSUs outstanding	42	697	42	697
Total	162	12,137	162	12,137
12.Subsequent Events
The Company has evaluated subsequent events for recognition and measurement purposes through November 6, 2026, which is the date the condensed consolidated financial statements were available to be issued.

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
Overview
Our mission is to bend the curve. Our hope is that, one day, tomorrow’s epidemiologists will notice a bend in disease curves, wonder what might be happening, and conclude that part of that impact has been Omada. As part of that mission, we strive to inspire and enable people to make lasting health changes on their own terms. We launched our initial program in diabetes prevention and weight health in 2012, with the goal of showing that a virtual program could achieve the same clinical results as its in-person archetype. Today, we offer cardiometabolic programs for prediabetes, diabetes, hypertension, and high cholesterol; a physical therapy program to address musculoskeletal (“MSK”) conditions; additional support for members taking glucagon-like peptide-1 agonists (“GLP-1”) in our cardiometabolic programs (“GLP-1 Care Tracks”); a prescribing capability for GLP-1s and other anti-obesity medications (“AOMs”); and behavioral health support across all programs. As of September 30, 2026, we had approximately 1,134,000 total members enrolled in one or more programs.
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
Program Expansion within Existing Customer Base
We believe that the ability to grow the relative amount of revenue that we generate from existing customers is a key driver of long-term growth. We have seen significant expansion over time as existing customers and channel partners have added our programs, such as Diabetes, Hypertension, and Cholesterol, and we remain focused on driving multi-program adoption as a key growth lever. We believe that increased customer focus on GLP-1s and weight health may also support broader adoption of our cardiometabolic offerings over time. There is still opportunity to continue multi-condition expansion.
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

	As of March 31,		As of June 30,		As of September 30,
	2026	2025	2026	2025	2026	2025
Total Members	1,025,000	679,000	1,091,000	752,000	1,134,000	831,000
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
Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 78% and 76% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and 78% and 75% for the nine months ended September 30, 2026 and 2025, respectively.

Significant customers and channel partners are those which represent 10% or more of the accounts receivable balance or revenue for the periods presented. Customers and channel partners that accounted for 10% or more of accounts receivable, net as of September 30, 2026 and December 31, 2025 or 10% or more of revenue as of and for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Accounts Receivable, net		Revenue
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Partner A	18%	21%	30%	32%	31%	31%
Partner B	42%	45%	33%	34%	33%	32%
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

Under the OBBBA and newly enacted Section 174A of the Code, taxpayers may accelerate the recovery of previously capitalized domestic research and development expenditures that remained unamortized as of 2025, either entirely in 2025 or ratably over 2025 and 2026. We intend to elect to recover these costs ratably over 2025 and 2026 and recognize a deduction of approximately $36.1 million in 2025 to such expenditures.
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
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Revenue
Services	$85,106	$62,936	$235,392	$169,392
Hardware	6,200	5,094	21,797	14,972
Total revenue	91,306	68,030	257,189	184,364
Cost of revenue
Services(1)(2)(3)	13,174	12,654	41,232	38,071
Hardware	8,850	10,305	34,195	29,016
Total cost of revenue	22,024	22,959	75,427	67,087
Gross profit	69,282	45,071	181,762	117,277
Operating expenses
Research and development(1)(3)	15,271	10,301	42,593	29,131
Sales and marketing(1)(2)(3)	29,107	22,943	85,782	65,431
General and administrative(1)(3)	20,084	14,340	49,799	37,968
Total operating expenses	64,462	47,584	178,174	132,530
Operating income (loss)	4,820	(2,513)	3,588	(15,253)
Other income (expense), net
Interest expense	(262)	(353)	(294)	(2,521)
Interest income	1,993	2,009	5,581	3,414
Loss on debt extinguishment	-	(2,109)	-	(2,109)
Change in fair value of warrant liabilities	-	(212)	-	(1,468)
Total other income (expense), net	1,731	(665)	5,287	(2,684)
Income (loss) before provision for income taxes	6,551	(3,178)	8,875	(17,937)
Provision for income taxes	-	-	-	-
Net income (loss) and comprehensive income (loss)	$6,551	$(3,178)	$8,875	$(17,937)
(1)Includes share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of services revenue	$121	$33	$284	$104
Research and development	1,053	611	2,784	1,634
Sales and marketing	2,058	1,049	5,534	2,663
General and administrative	2,619	1,843	7,089	4,809
Total share-based compensation expense	$5,851	$3,536	$15,691	$9,210
(2)Includes amortization of intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of services revenue	$439	$439	$1,317	$1,317
Sales and marketing	—	—	—	94
Total amortization of intangible assets	$439	$439	$1,317	$1,411
(3)Includes depreciation and amortization as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Cost of services revenue	$1,138	$839	$3,169	$2,366
Research and development	38	23	103	61
Sales and marketing	40	31	112	87
General and administrative	26	27	69	119
Total depreciation and amortization(i)	$1,242	$920	$3,453	$2,633
(i)Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized internal-use software costs.

Percentage of Revenue Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(as a percentage of revenue)
Revenue
Services	93%	93%	92%	92%
Hardware	7	7	8	8
Total Revenue	100	100	100	100
Cost of revenue
Services	14	19	16	21
Hardware	10	15	13	16
Total cost of revenue	24	34	29	37
Gross profit	76	66	71	63
Operating expenses
Research and development	17	15	17	16
Sales and marketing	32	34	33	35
General and administrative	22	21	19	21
Total operating expenses	71	70	69	72
Operating income (loss)	5	(4)	2	(9)
Other income (expense), net
Interest expense	—	(1)	—	(1)
Interest income	2	3	2	2
Loss on debt extinguishment	—	(3)	—	(1)
Change in fair value of warrant liabilities	—	—	—	(1)
Total other income (expense), net	2	(1)	2	(1)
Income (loss) before provision for income taxes	7	(5)	4	(10)
Provision for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	7%	(5)%	4%	(10)%
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Services	$85,106	$62,936	$22,170	35%	$235,392	$169,392	$66,000	39%
Hardware	6,200	5,094	1,106	22%	21,797	14,972	6,825	46%
Total revenue	$91,306	$68,030	$23,276	34%	$257,189	$184,364	$72,825	40%
Total revenue increased by $23.3 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Total revenue increased by $72.8 million, or 40%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Three Months Ended September 30, 2026 Compared with the Same Period in 2025
Services revenue increased by $22.2 million, or 35%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by an increase of $24.6 million related to growth in total members due to acquisition of new customers and channel partners, sales of additional programs to our existing customers and continued progress in enrollment effectiveness, with the average number of total members during the three months ended September 30, 2026 increasing by 41% compared to the average for the three months ended September 30, 2025. The increase was partially offset by a $2.9 million decrease primarily attributable to lower average service fees per member and a greater portion of revenue allocated to hardware, rather than services, due to incrementally higher device cost compared to prior year. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K.
Hardware revenue increased by $1.1 million, or 22%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $1.5 million increase in higher average hardware fees per member, due to a greater portion of revenue allocated to hardware as device costs increased year over year, offset by $0.4 million decrease from a lower net change in total members. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
Services revenue increased by $66.0 million, or 39%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by an increase of $72.3 million related to growth in total members due to acquisition of new customers and channel partners, sales of additional programs to our existing customers and continued progress in enrollment effectiveness, with the average number of total members during the nine months ended September 30, 2026 increasing by 44% compared to the average for the nine months ended September 30, 2025. The increase was partially offset by a $6.5 million decrease primarily attributable to lower average service fees per member, and a greater portion of revenue allocated to hardware, rather than services, due to incrementally higher device cost compared to prior year. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K.
Hardware revenue increased by $6.8 million, or 46%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher average hardware fees per member of $2.9 million, due to a greater portion of revenue allocated to hardware as device costs increased year over year. See Revenue Recognition in Note 2 of our Annual Report on Form 10-K. The increase also reflects an increase of $2.7 million related to a 36% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which directly drove the number of devices that we delivered.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Services	$13,174	$12,654	$520	4%	$41,232	$38,071	$3,161	8%
Hardware	8,850	10,305	(1,455)	(14%)	34,195	29,016	5,179	18%
Total cost of revenue	$22,024	$22,959	$(935)	(4%)	$75,427	$67,087	$8,340	12%
Total cost of revenue decreased by $0.9 million, or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Total cost of revenue increased by $8.3 million, or 12%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
Cost of services revenue increased by $0.5 million, or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $0.6 million increase in technology infrastructure expenses and a $0.3 million increase in depreciation and amortization, partially offset by a $0.4 million decrease in personnel costs compared to the prior period.

Cost of hardware revenue decreased by $1.5 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by $1.0 million in tariff refunds compared to the prior period.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
Cost of services revenue increased by $3.2 million, or 8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $1.7 million increase in technology infrastructure expenses, a $0.8 million increase in depreciation and amortization and a $0.6 million increase in personnel costs related to our Care Teams, reflecting additional care activities in onboarding the higher number of new members enrolled in our programs compared to the prior-year period.
Cost of hardware revenue increased by $5.2 million, or 18%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a 36% increase in total members, reflecting new members enrolled in our programs compared to the prior-year period, which drove new devices, supplies, and fulfillment costs, partially offset by $0.6 million in tariff refunds compared to the prior period.
Gross Profit and Gross Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Gross profit	$69,282	$45,071	$24,211	54%	$181,762	$117,277	$64,485	55%
Gross margin	76%	66%		10ppt	71%	64%		7ppt
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
Gross profit increased by $24.2 million, or 54%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, driven by revenue growth primarily as a result of a 36% increase in total members and by a decrease in personnel costs per total member needed to support enrolled members as a result of strategic efficiency initiatives such as improving the effectiveness of our Care Team interventions and Care Team time management (“Care Team efficiency initiatives”), as well as the expanded use of supporting technologies, such as tools that can surface helpful templates for our Care Team’s consideration in frequently recurring scenarios (“Care Team message support”).
Gross margin increased by 10 percentage points for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, leveraging the expanded use of supporting technologies, such as tools for Care Team message support. Additionally, the increasing tenure of our member base led to a lower cost to care over time. Lastly, we experienced a decrease in tariff related costs for the three months ended September 30, 2026.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
Gross profit increased by $64.5 million, or 55%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by revenue growth primarily as a result of a 36% increase in total members and by a decrease in personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives as well as the expanded use of supporting technologies, such as tools for Care Team message support.
Gross margin increased by 7 percentage points for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The expansion of gross margin was primarily driven by lower personnel costs per total member needed to support enrolled members as a result of Care Team efficiency initiatives, leveraging the expanded use of supporting technologies, such as tools for Care Team message support. Additionally, the increasing tenure of our member base led to a lower cost to care over time. Lastly, we experienced a decrease in tariff related costs for the nine months ended September 30, 2026.

Operating Expenses
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Research and development	$15,271	$10,301	$4,970	48%	$42,593	$29,131	$13,462	46%
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
Research and development expenses increased by $5.0 million, or 48%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $4.2 million increase in personnel costs related to an increase in headcount and a $1.0 million increase in technology infrastructure expenses, partially offset by a $0.2 million decrease in third-party consulting and professional services.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
Research and development expenses increased by $13.5 million, or 46%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $12.0 million increase in personnel costs related to an increase in headcount and a $1.8 million increase in technology infrastructure expenses, partially offset by a $0.3 million decrease in third-party consulting and professional services.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Sales and marketing	$29,107	$22,943	$6,164	27%	$85,782	$65,431	$20,351	31%
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
Sales and marketing expenses increased by $6.2 million, or 27%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $2.9 million increase in personnel costs related primarily to an increase in compensation, stock-based compensation expense and headcount, a $1.6 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $1.0 million increase in third-party consulting and professional services and a $0.6 million increase in other marketing programs and sales commissions.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
Sales and marketing expenses increased by $20.4 million, or 31%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $8.0 million increase in personnel costs related primarily to an increase in compensation, stock-based compensation expense and headcount, a $6.4 million increase in administrative and marketing fees that we paid to channel partners for their services in support of our member enrollments, a $3.8 million increase in other marketing programs and sales commissions, and a $2.0 million increase in third-party consulting and professional services.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
General and Administrative	$20,084	$14,340	$5,744	40%	$49,799	$37,968	$11,831	31%
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
General and administrative expenses increased by $5.7 million, or 40%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by a $2.4 million one time charge related to tax obligations, a $2.2 million increase in personnel costs related to an increase in headcount and a $0.4 million increase in technology infrastructure expenses.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
General and administrative expenses increased by $11.8 million, or 31%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $6.3 million increase in personnel costs related to an increase in headcount, a $2.4 million one time charge related to tax obligations, a $1.1 million increase in technology infrastructure expenses, a $0.8 million increase in bad debt expense, and a $0.6 million increase in business insurance expenses.
Other Income (Expense), Net
Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Interest Expense	$262	$353	$(91)	(26)%	$294	$2,521	$(2,227)	(88)%
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
Interest expense decreased by $0.1 million, or 26%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to the extinguishment of our financing arrangements with MidCap Funding IV Trust on July 31, 2025, as discussed in “Liquidity and Capital Resources” below, with the remaining expenses related to other obligations.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
Interest expense decreased by $2.2 million, or 88%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to the extinguishment of our financing arrangements with MidCap Funding IV Trust on July 31, 2025, as discussed in “Liquidity and Capital Resources” below.
Interest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Interest Income	$1,993	$2,009	$(16)	(1%)	$5,581	$3,414	$2,167	63%
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
Interest income decreased by an immaterial amount for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
Interest income increased by $2.2 million, or 63%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by interest earned from the increase in cash and cash equivalents from IPO proceeds.
Loss on Debt Extinguishment

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Loss on debt extinguishment	$—	$2,109	$(2,109)	(100%)	$—	$2,109	$(2,109)	(100%)
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
The loss on debt extinguishment decreased by $2.1 million, or 100%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
The loss on debt extinguishment decreased by $2.1 million, or 100%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to the extinguishment of our MidCap Term Facility and MidCap Revolving Facility on July 31, 2025.
Change in Fair Value of Warrant Liabilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of warrant liabilities	$—	$212	$(212)	(100)%	$—	$1,468	$(1,468)	(100)%
Three Months Ended September 30, 2026 Compared with the Same Period in 2025
The change in fair value of warrant liabilities decreased by $0.2 million, or 100%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by the cashless exercise of the convertible preferred stock and common stock warrants during the year ended December 31, 2025.
Nine Months Ended September 30, 2026 Compared with the Same Period in 2025
The change in fair value of warrant liabilities decreased by $1.5 million, or 100%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by the cashless exercise of the convertible preferred stock and common stock warrants during the year ended December 31, 2025.
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
Liquidity and Capital Resources
Since our inception, we have financed our operations primarily through proceeds from issuance of our redeemable convertible preferred stock and common stock, debt financing agreements, and cash generated from the sale of our products and services. On June 9, 2025, we completed our IPO and received proceeds of approximately $151.6 million, after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $243.2 million and working capital of $239.7 million. Cash and cash equivalents are composed of cash held in sweep accounts, checking accounts, and money market funds. Our principal use of cash is to fund our operations and invest in R&D to support our growth.
We have generated significant losses from operations and negative cash flows from operating activities in the past, as reflected in our accumulated deficit of $447.9 million as of September 30, 2026. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements, however, will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and R&D expenditures, the continuing market acceptance of our products and services, and the use of cash to fund potential mergers or acquisitions. In the event that additional financing is required from outside sources, we may seek to raise additional funds through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and on acceptable terms, our business, results of operations, and financial condition could be materially and adversely affected. In June 2023, we entered into a financing arrangement with Physera, Inc., a former subsidiary of Omada Health, Inc. which was dissolved as of September 30, 2026, MidCap Funding IV Trust (“MidCap”), as administrative agent, MidCap Financial Trust, as term loan servicer, certain funds managed by MidCap, as lenders, and the lenders, additional borrowers, and guarantors from time to time party thereto (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time, the “MidCap Credit Agreement”), for a senior secured term loan (the “MidCap Term Facility”) in an aggregate principal amount of up to $60.0 million, with up to $30.0 million available upon the initial closing date and up to $30.0 million available for draw from October 2024 through March 2025 and a revolving line of credit facility (the “MidCap Revolving Facility”).
On July 31, 2025, we used a portion of the IPO proceeds to fully repay outstanding amounts under the MidCap Term Facility and MidCap Revolving Facility with the principal and accrued interest balances of $31.0 million and $0.4 million, respectively.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by (used in) operating activities	$7,313	$(3,127)
Net cash used in investing activities	$(4,854)	$(4,486)
Net cash provided by financing activities	$18,656	$129,848
Operating Activities
Our largest source of operating cash flows is cash collections from our customers who purchase access to our programs for their members. Our primary use of cash in operating activities is for personnel and related expenses, marketing expenses, and third-party hosting and software costs. We have historically incurred negative cash flows from operating activities and have supplemented working capital requirements through net proceeds from the sale of redeemable convertible preferred stock and common stock, and proceeds from debt financing arrangements.
Net cash provided by operating activities during the nine months ended September 30, 2026 of $7.3 million was the result of $8.9 million of net income, adjusted for $25.7 million of non-cash adjustments and $27.3 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $15.7 million of share-based compensation expense, $4.8 million of depreciation and amortization expense, $2.9 million of amortization of deferred commissions, and a $2.3 million increase in the provision for credit losses. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $15.9 million increase in accounts receivable, a $6.6 million increase in prepaid and other current assets, a $3.6 million increase in deferred commissions, a $2.1 million decrease in accounts payable, a $0.4 million increase in inventory and a $0.3 million increase in other non-current assets, partially offset by a $0.8 million increase in deferred revenue, and a $0.8 million increase in accrued expenses and other current liabilities.
Net cash used in operating activities during the nine months ended September 30, 2025 of $3.1 million was the result of a $17.9 million net loss, adjusted for $21.5 million of non-cash adjustments and $6.7 million of net cash outflow from changes in operating assets and liabilities. The non-cash adjustments consisted primarily of $9.2 million of share-based compensation expense, $4.0 million of depreciation and amortization expense, $2.5 million of amortization of deferred commissions, a $2.1 million increase in loss on debt extinguishment, a $1.5 million increase in the fair value of warrant liabilities, a $1.5 million increase in the provision for credit losses, $0.4 million of amortization of operating lease right-of-use assets, and $0.3 million of amortization of debt issuance costs. The net cash outflow from changes in operating assets and liabilities was primarily the result of a $19.5 million increase in accounts receivable, a $2.3 million increase in deferred commissions, a $1.6 million increase in prepaid and other current assets, and a $0.4 million decrease in operating lease liabilities, partially offset by a $7.8 million increase in accrued expenses and other current liabilities, a $7.6 million increase in deferred revenue, a $1.4 million increase in accounts payable, a $0.2 million decrease in other non-current assets, and a $0.1 million decrease in inventory.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 of $4.9 million was the result of capitalized internal-use software costs of $4.5 million and purchases of property and equipment of $0.3 million.
Net cash used in investing activities during the nine months ended September 30, 2025 of $4.5 million was the result of capitalized internal-use software costs of $3.4 million and purchases of property and equipment of $1.1 million.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 of $18.7 million was the result of $20.0 million of proceeds from the exercise of stock options, partially offset by $1.3 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities for the nine months ended September 30, 2025 of $129.8 million was the result of $160.5 million of proceeds from the IPO net of underwriting discounts and commissions and $6.0 million of proceeds from the exercise of stock options, partially offset by $31.0 million of repayment of debt principal, $4.3 million of payments for offering expenses, and $1.4 million of payments for debt extinguishment costs.
Contractual Obligations and Other Commitments
Purchase commitments. Our unconditional purchase commitments primarily consist of technology and cloud services related to our daily business operations. As of September 30, 2026, we had $2.4 million of unconditional purchase commitments due in 2026 and $7.8 million due in 2027 and thereafter. The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $243.2 million as of September 30, 2026 and $222.0 million as of December 31, 2025. Our cash and cash equivalents consist of cash held in sweep accounts, checking accounts, and money market funds. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. Due to the short-term durations and nature of our investments, we have not been exposed to, nor do we currently anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our consolidated financial statements as of September 30, 2026. We may be exposed to further interest rate risk if we revise our strategy to invest in longer-term securities in the future.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures we are taking in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•If we are unable to attract new customers and channel partners, if existing customers and channel partners do not renew their agreements or renew their agreements on less favorable terms, if we are unable to increase member enrollment from customers and channel partners, or if we do not achieve our performance guarantees, our revenue could be impacted, which may have a material adverse affect on our business.

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
We have incurred net losses in the past and we may incur net losses in the future. For the three months ended September 30, 2026 and 2025, we incurred net income (loss) of $6.6 million and $(3.2) million, respectively. For the nine months ended September 30, 2026 and 2025, we incurred net income (loss) of $8.9 million and $(17.9) million, respectively. For the year ended December 31, 2025, we incurred net losses of $12.8 million. As of September 30, 2026, we had an accumulated deficit of $447.9 million. We expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to consistently achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent, and intend to continue to spend, significant funds to develop our programs, to develop our customer support resources, to scale our offerings, and to recruit and retain key talent. Some of these investments may not yield the revenue gains we anticipate and reduce our operating margin. If our investments are not successful, and if we are unable to successfully develop, commercialize, and market our programs to customers and channel partners, our ability to increase revenue may be adversely affected. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to exceed the increases in our operating expenses in any particular period, we will not be able to achieve profitability in that period or maintain profitability in the future. Even if we do achieve profitability in future periods, we may not be able to sustain or increase profitability on a quarterly or annual basis, if at all. If we are unable to consistently achieve and maintain profitability on our anticipated timeline, or at all, the market value of our common stock will likely decline.

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
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of digital health companies, including direct competition from competitors offering cardiometabolic programs, such as 9amHealth Inc., Calibrate Health, Inc., Hello Heart Inc., Lark Technologies, Inc., Livongo (via Teladoc Health, Inc.), Twin Health, Inc., Vida Health, Inc., and Virta Health Corp.; competitors offering only MSK programs, such as Hinge Health, Inc.; and those that offer both cardiometabolic and MSK programs, such as SWORD Health, Inc. and DarioHealth Corp. In some cases, our competitors also include enterprise companies that are focused on or may enter the healthcare industry generally, including initiatives and partnerships launched by these large companies, and those that offer point solutions for a single chronic condition. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. In addition, large, well-financed healthcare providers and health plans have in some cases developed their own platforms or tools and may provide these solutions at discounted prices. Competition from specialized software providers or device manufacturers, which may facilitate the collection of data but offer limited interpretation, feedback, or guidance, and other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product areas, which could negatively impact our sales, profitability, and market share. Consumer technology companies may also offer solutions that feature health coaching, health advice, or other health services that may affect the demand for our programs. Additionally, AI-native companies are launching offerings in the healthcare space, and we expect more companies to expand their AI tools into healthcare in the future. Consumers may also use general-purpose AI offerings, which are increasing in popularity, for health coaching, health advice, or other health services that may affect the demand for our programs.
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
We generally enter into non-exclusive agreements with our channel partners, including health plans, PBMs, and other resellers, which rely in part on their customer sales, which are affected by factors outside of our control. Where channel partners do offer our programs exclusively, those channel partners may nevertheless choose to terminate those agreements or choose to no longer offer our programs exclusively. In addition, because many benefit-planning cycles align with the calendar year, a concentrated number of employers, health plans, PBMs, or other customers or channel partners have and may in the future make changes to the programs, medications, or other benefits that they cover, and the prices at which they cover them, effective at the start of a calendar year. If the number of customers represented by one or more of our channel partners were to be reduced by a material amount or if our channel partners were to refer their customers to our competitors, such decreases may lead to a decrease in our total number of customers, member enrollment rate, and in our revenue, which could materially and adversely affect our business, financial condition, results of operations, and prospects. In addition, growth forecasts of our channel partners are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate.
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
Historically, we have relied on a limited number of customers, including employers, health plans, PBMs, health systems, government entities, and other entities that pay for the cost of our programs, and channel partners, including health plans and PBMs, for a substantial portion of our total sales. Our customers include employers that cover our programs for their employees and their dependents and health systems that cover our programs for patients, among other types of customers. In addition, our channel partners, which include certain of the health plans, PBMs, and other entities that we work with, operate as resellers of our programs to their employer customers or other end customers. Some of the health plans and PBMs we work with as channel partners also cover our programs directly, for a portion of their own members, as our customers. Sales from or through our top five health plan and PBM partners, including any sales to these entities as customers and sales through these entities as channel partners, represented 78% and 76% of our revenue for the three months ended September 30, 2026 and 2025, respectively, and 78% and 75% for the nine months ended September 30, 2026 and 2025, respectively, and 77% of our revenue for the year ended December 31, 2025. As of and for the three months ended September 30, 2026 we had one health plan or PBM that accounted for 18% of our accounts receivable, net and 30% of our revenue, and a second health plan or PBM that accounted for 42% of our accounts receivable, net and 33% of our revenue. For the nine months ended September 30, 2026, we had one health plan or PBM that accounted for 31% of our revenue, and a second health plan or PBM that accounted for 33% of our revenue. As of and for the three months ended September 30, 2025, we had one health plan or PBM that accounted for 20% of our accounts receivable, net and 32% of our revenue, and a second health plan or PBM that accounted for 50% of our accounts receivable, net and 34% of our revenue. For the nine months ended September 30, 2025, we had one health plan or PBM that accounted for 31% of our revenue, and a second health plan or PBM that accounted for 32% of our revenue. For the year ended December 31, 2025, we had one health plan or PBM that accounted for 32% of our revenue, and a second health plan or PBM that accounted for 33% of our revenue. Each of these health plans or PBMs are affiliates of The Cigna

Group. In general, our customers and channel partners work with us on a non-exclusive basis, and large customers and channel partners have significant market power to negotiate terms and discounts. If we are unable to establish, maintain, or grow these relationships over time on favorable terms or if customers or channel partners refer business to our competitors instead, we are likely to generate less revenue and fail to recover these costs and our results of operations and prospects will suffer. The loss of any of our key customers or channel partners could negatively impact our revenue as we work to obtain new customers or establish replacement channel partner relationships. Contracts with our key customers and channel partners may be terminated before their term expires for various reasons, subject to certain conditions. For example, most of our contracts are terminable for convenience by our customers and channel partners, subject to a notice period. Certain contracts may be terminated immediately by the customer or channel partner if we go bankrupt, if we lose applicable licenses or are suspended or debarred from participation in government-funded healthcare programs, or if we fail to comply with certain specified laws.
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
If we are unable to attract new customers and channel partners, if existing customers and channel partners do not renew their agreements or renew their agreements on less favorable terms, if we are unable to increase member enrollment from customers and channel partners, or if we do not achieve our performance guarantees, our revenue could be impacted, which may have a material adverse affect on our business.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers and channel partners. If we fail to attract new customers and channel partners and fail to maintain and expand new relationships, our revenue may grow more slowly than we expect, may not grow at all, or may decline, and our business may be adversely affected. Once we enter into an agreement with a customer or channel partner, our revenue will depend on the number of covered individuals we successfully enroll as members and their ongoing engagement in the programs. Demand for virtual-first care for chronic conditions in general, and our platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include, but are not limited to:
•awareness of our programs and the adoption of technology in healthcare generally;
•availability of products and services that compete with ours;
•ease of adoption and use;
•features and program experience;
•performance standards;
•brand awareness and perception;
•data privacy and cybersecurity;

•pricing; and
•rising healthcare costs and other economic or market conditions.
Customer and channel partner renewals may decline or fluctuate as a result of a number of factors, including, but not limited to, the breadth of early deployment of our programs, meaningful reductions in our customers’ spending levels, changes in their business models and use cases, the actual or perceived clinical outcomes or cost savings of our programs, satisfaction or dissatisfaction with our programs among our customers and channel partners, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, or the effects of rising healthcare costs or other economic conditions. Any prolonged shutdown of a significant portion of global economic activity or a downturn in the global or domestic economy would adversely affect the industries in which our customers and channel partners operate, which could adversely affect their willingness or ability to renew their agreements with us. In general, our customers and channel partners work with us on a non-exclusive basis, and new and existing large customers and channel partners have significant market power to negotiate terms and discounts. From time to time, our customers or channel partners have and may not renew their agreements with us, or renew their agreements with us on terms less favorable to us, all of which impacts our revenue.
Once we enter into an agreement with a customer or channel partner, our revenue depends on the number of covered individuals we successfully enroll as members and their ongoing engagement in the programs. We generate, and expect to continue to generate, revenue from member enrollment and engagement in our programs. As a result, widespread acceptance and use of virtual-first care for chronic conditions in general, and our platform in particular, is critical to our future growth and success. If the market fails to grow or grows more slowly than we currently anticipate, demand for our programs could be negatively affected. In addition, individuals may lose coverage for our programs because of benefits changes made by our channel partners or because those individuals make changes to their own benefits, including the health plan or PBM that provides their respective benefits, at the end of the benefit year, or otherwise. If we are not successful in increasing member enrollment in the programs currently contracted for by our customers and channel partners (or future programs our customers or channel partners contract for over time), if a significant number of enrolled members are disenrolled from the program, our revenue may grow more slowly than expected, may not grow at all, or may decline.
In addition, some fees are subject to repayment pursuant to performance guarantees if certain clinical outcomes or other performance criteria are not met, which in some cases depend on the behavior of our members, such as their continued engagement with our programs, and other factors not entirely within our control. These clinical performance guarantees vary by program and track outcomes that are relevant to the specific condition or to savings, care utilization, and costs. Over time, we may agree to new and different performance guarantees in connection with existing programs or new offerings. Currently, most clinical performance guarantees for Omada for Prevention & Weight Loss and our prescribing offerings measure average percentage weight loss; most clinical performance guarantees for Omada for Diabetes measure reduction in A1C; most clinical performance guarantees for Omada for Hypertension measure reduction in blood pressure; most clinical performance guarantees for Omada for Cholesterol measure reduction in LDL; and most clinical performance guarantees for Omada for MSK measure cost savings associated with the program, reductions in a member’s intent to seek surgery, or reductions in pain.
Further, in connection with our GLP-1 and prescribing offerings, we have agreed with certain customers and channel partners to place a portion of fees at risk under performance guarantees that measure return on investment or related costs or utilization rather than clinical outcomes alone. Certain of these performance guarantees are calculated by our customers or channel partners using their claims data and agreed methodologies and assumptions. The results of these performance guarantees may be affected in part by factors outside our control, such as drug pricing and rebates, changes to benefit design or utilization management policies, and member behavior. Both our clinical and financial performance guarantees may place a significant portion of applicable program fees at risk, often on a sliding scale based on results and, in some cases, up to 100% for falling significantly short of benchmarks. If we are unable to achieve these performance guarantees on a consistent basis, our business, results of operations, and financial condition could be materially adversely affected.
Economic uncertainties or downturns in the general economy or the industries in which we or our customers or channel partners operate could disproportionately affect the demand for our programs and negatively impact our business, financial condition, results of operations, and prospects.
Economic downturns, market volatility, inflation, tariffs (including uncertainty related to the implementation and enforceability thereof), and uncertainty make it potentially very difficult for us and our customers and channel partners to accurately forecast and plan future business activities. In recent periods, we have observed increased economic uncertainty in the United States and abroad. During challenging economic times, our customers or channel partners may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. Bank failures have had and in the future may have a similar impact on the ability or willingness of our customers and channel partners to make payments to us and the timing of collection of our receivables. If that were to occur, our financial results could be harmed. Furthermore, we have customers in a variety of different industries. A significant downturn in economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters, including chronic care programs. To the extent purchases of our programs are perceived by existing or potential customers and channel partners to be discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Our customers or channel partners have and may in the future delay or cancel healthcare projects and/or lower their costs by renegotiating contracts. Our competitors may also respond to challenging market conditions by lowering prices and attempting to lure away our business. Further, challenging economic conditions have been cited by certain customers and channel partners as a reason to renegotiate the prices they pay for programs and services and may impair the ability of our customers and channel partners to pay for the services they already have purchased from us, and as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength, or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
As of September 30, 2026, we employed 980 full-time employees, which includes our health coaches and other Care Team members as well as individuals across sales and marketing, research and development, and general and administrative functions. In the future, we expect to expand our managerial, clinical, scientific, technological, operational, finance, and other resources in order to manage our operations and continue our program development activities. Our management and personnel, systems, and facilities currently in place may not be adequate to support this future growth. In particular, we rely in large part on our Care Teams for the delivery of our programs, and we may be unable to scale our Care Teams efficiently to manage costs through economies of scale due to limitations on the number of members that our Care Teams are able to support. If we fail to do so, we may incur significant costs, which could have a material adverse effect on our business, financial condition, results of operations, and prospects, and negatively impact our ability to achieve or sustain profitability in the future.
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
We invest substantial resources in researching and developing new programs and enhancing our programs and platform by incorporating additional features, improving functionality, and adding other improvements to meet market demands and our members’ evolving needs. The success of any enhancements or improvements to our platform, programs, or any new programs depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our programs platform and third-party partners’ technologies, clinical results, cost effectiveness, and overall market acceptance. Our development of programs also depends on rights or interests in certain intellectual property, which we or third parties on which we rely may own or license. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform, programs, or any new programs that respond to continued changes in market demands or new requirements from customers or channel partners, and any enhancements or improvements to our platform, programs, or any new programs may not achieve market acceptance or may otherwise be negatively impacted by third-party actions that are outside of our control. For example, we have developed GLP-1 Care Tracks to support members who are engaged in one of our cardiometabolic programs to enable their success before, during, and after GLP-1 therapy, and we recently announced the capability to prescribe GLP-1 therapies and other AOMs as an extension of those offerings. The GLP-1 therapeutic space is new and rapidly evolving, and actions by employers, health plans, PBMs, pharmaceutical companies, and other third parties. including federal, state, or local governments, could negatively impact the adoption of our GLP-1 Care Tracks and prescribing offerings. For example, if pharmaceutical companies restrict cost rebates or other incentives for GLP-1s for employers who place conditions on the use of GLP-1s (such as participation in our program), market acceptance of our GLP-1 Care Tracks and prescribing offerings could be materially and adversely affected. Conversely, certain health plans, PBMs, employers, or other customers or channel partners may require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 medications. When health plans, PBMs, employers, or other customers or channel partners require that members enroll in, and engage with, one of our GLP-1 Care Tracks and/or obtain prescriptions through our prescribing offerings as a condition of receiving GLP-1 prescriptions, we may provide data reporting that those customers and channel partners use in their review or adjudication of prescription requests and/or prescriptions necessary for obtaining the medications. If our data reporting or prescribing systems or processes are delayed, disrupted, or otherwise fail to work as intended, the prescription processes of our customers and channel partners may be negatively affected, which may result in delayed prescriptions or medications, which in turn could cause member harm or materially and adversely impact our relationships with customers and channel partners. Although, as of September 30, 2026, FDA-approved labels guided that GLP-1 therapies prescribed in adults for obesity or chronic weight management should be prescribed concurrently with a behavioral and lifestyle treatment plan, members could react negatively to these requirements. Although these conditions are not imposed by Omada directly, members could nevertheless attribute these requirements to us and develop a negative perception of us or our programs and our business, which could harm our brand and reputation. Moreover, if the use of GLP-1 therapy for weight loss receives negative publicity and/or one or more GLP-1s are determined to be harmful, the use of GLP-1s for weight loss could decline, which would reduce demand for our GLP-1 Care Tracks and prescribing offerings and, in turn, our business, financial condition, results of operations, and prospects may be materially and adversely affected.
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
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and those of our affiliated professional entities, third-party service providers, vendors, business partners, and other contractors or consultants, and confidential information and data stored therein, including from diverse threat actors and attack vectors, including attack, damage, and interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication, network, and electrical failures, hacking, cyberattacks, phishing attacks, and other social engineering schemes, malicious code, employee theft or misuse, human or technological error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. These risks may be exacerbated in the remote work environment. Moreover, the risk of a cybersecurity incident, breach, or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. For example, in connection with the Russia-Ukraine conflict, there have been publicized threats to increase hacking activity against the critical infrastructure of any nation or organization that is supportive of Ukraine. Cyberattacks are expected to continue to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including AI—that circumvent security controls, evade detection, and remove or obfuscate forensic evidence.

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
As previously disclosed, the Company, with the oversight of the Audit Committee of the Board of Directors, began implementing a remediation plan to address the material weakness during the fiscal year 2025. Management subsequently concluded that, as of December 31, 2025, this remediation plan required further enhancement, validation, and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.
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
On June 9, 2025, we completed our IPO, in which we issued and sold 9,085,000 shares of common stock, which includes the exercise in full by the underwriters of their option to purchase from us 1,185,000 shares of our common stock, at a public offering price of $19.00 per share. We received proceeds of approximately $151.6 million, after deducting underwriting discounts and commissions of $12.0 million and estimated offering expenses of $9.0 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-287156), as amended (the “Registration Statement”), declared effective by the SEC on June 5, 2025.
We used a portion of the net proceeds from our IPO to repay outstanding borrowings under our financing arrangements with MidCap Funding IV Trust. There has been no material change in the expected use of the net proceeds from our IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
The following financial information from Omada Health, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

OMADA HEALTH, INC.

Date: November 6, 2026	By:	/s/ Steve Cook
Steve Cook Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)